Form 10-Q
period 2022-05-31
PURE CYCLE CORP
filed 2022-07-11
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-08814

PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34501 E. Quincy Avenue, Bldg. 65, Suite A, Watkins, CO	80137
(Address of principal executive offices)	(Zip Code)

(303) 292 – 3456
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock 1/3 of $.01 par value	PCYO	The NASDAQ Stock Market
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,980,645 shares of 1/3 of $.01 par value common stock as of July 7, 2022.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	May 31, 2022	August 31, 2021
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$5,422	$20,117
Trade accounts receivable, net	1,199	1,532
Prepaid expenses and other assets	690	458
Land under development	652	608
Notes receivable - related party, reimbursable public improvements	16,000	16,000
Total current assets	23,963	38,715
Restricted cash	2,328	2,327
Investments in water and water systems, net	53,114	53,786
Construction in progress	3,292	3,304
Single-family rental units	986	—
Land and mineral rights:
Held for development	8,341	5,924
Held for investment purposes	451	451
Other assets	2,467	2,591
Notes receivable – related parties, including accrued interest:
Reimbursable public improvements	19,320	8,794
Other	1,062	1,163
Operating leases - right of use assets, less current portion	62	122
Total assets	$115,386	$117,177

LIABILITIES:
Current liabilities:
Accounts payable	$2,360	$1,787
Accrued liabilities	925	1,224
Accrued liabilities – related parties	445	2,881
Income taxes payable	314	4,163
Deferred lot sale revenues	889	1,995
Deferred water sales revenues	392	410
Debt, current portion	12	—
Total current liabilities	5,337	12,460
Participating interests in export water supply	324	325
Debt, less current portion	988	—
Deferred tax liability, net	1,428	1,615
Lease obligations - operating leases, less current portion	—	37
Total liabilities	8,077	14,437
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares par value 1/3 of $.01 per share, 40.0 million authorized; 23,980,645 and 23,916,633 outstanding, respectively	80	80
Additional paid-in capital	174,038	173,513
Accumulated deficit	(66,809)	(70,853)
Total shareholders’ equity	107,309	102,740
Total liabilities and shareholders’ equity	$115,386	$117,177

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share information)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenues:
Metered water usage from:
Municipal customers	$94	$63	$498	$171
Commercial customers	549	147	2,462	2,062
Wastewater treatment fees	66	51	185	144
Water and wastewater tap fees	1,273	1,856	2,447	4,522
Lot sales	1,070	445	5,644	3,316
Project management fees	81	23	529	1,571
Single-family rentals	25	—	59	—
Special facility projects and other	29	81	299	487
Total revenues	3,187	2,666	12,123	12,273

Expenses:
Water service operations	560	316	1,419	1,074
Wastewater service operations	109	102	337	258
Land development construction costs	222	99	1,048	2,087
Project management costs	66	—	112	—
Single-family rental costs	9	—	16	—
Depletion and depreciation	349	358	1,055	1,077
Other	79	65	298	453
Total cost of revenues	1,394	940	4,285	4,949

General and administrative expenses	1,074	1,325	3,950	3,753
Depreciation	95	73	277	233
Operating income	624	328	3,611	3,338

Other income:
Interest income - related party	308	284	1,196	2,660
Recognition of public improvement reimbursables - related party	—	—	—	17,262
Reimbursement of construction costs - related party	—	—	—	485
Oil and gas royalty income, net	123	97	330	248
Oil and gas lease income, net	47	48	143	148
Other, net	15	25	40	41
Interest expense, net	(34)	—	(52)	—
Income from operations before income taxes	1,083	782	5,268	24,182
Income tax expense	246	158	1,224	5,906
Net income	$837	$624	$4,044	$18,276

Earnings per common share - basic and diluted
Basic	$0.03	$0.03	$0.17	$0.77
Diluted	$0.03	$0.03	$0.17	$0.76
Weighted average common shares outstanding:
Basic	23,970,290	23,907,140	23,944,394	23,885,179
Diluted	24,124,586	24,184,395	24,183,500	24,104,408

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended May 31, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at February 28, 2022	432,513	$—	23,958,522	$80	$173,918	$(67,646)	$106,352
Stock option exercises	—	—	22,123	—	—	—	—
Share-based compensation	—	—	—	—	120	—	120
Net income	—	—	—	—	—	837	837
Balance at May 31, 2022	432,513	$—	23,980,645	$80	$174,038	$(66,809)	$107,309

	Three Months Ended May 31, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at February 28, 2021	432,513	$—	23,888,375	$80	$173,254	$(72,766)	$100,568
Prior period adjustment	—	—	—	—	—	(545)	(545)
Stock option exercises	—	—	21,758	—	48	—	48
Share-based compensation	—	—	—	—	91	—	91
Net income	—	—	—	—	—	624	624
Balance at May 31, 2021	432,513	$—	23,910,133	$80	$173,393	$(72,687)	$100,786

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Nine Months Ended May 31, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2021	432,513	$—	23,916,633	$80	$173,513	$(70,853)	$102,740
Stock option exercises	—	—	52,012	—	34	—	34
Stock granted for services	—	—	12,000	—	159	—	159
Share-based compensation	—	—	—	—	332	—	332
Net income	—	—	—	—	—	4,044	4,044
Balance at May 31, 2022	432,513	$—	23,980,645	$80	$174,038	$(66,809)	$107,309

	Nine Months Ended May 31, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2020	432,513	$—	23,856,098	$80	$172,927	$(90,963)	$82,044
Stock option exercises	—	—	42,035	—	62	—	62
Stock granted for services	—	—	12,000	—	136	—	136
Share-based compensation	—	—	—	—	268	—	268
Net income	—	—	—	—	—	18,276	18,276
Balance at May 31, 2021	432,513	$—	23,910,133	$80	$173,393	$(72,687)	$100,786

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	May 31, 2022	May 31, 2021
Cash flows from operating activities:
Net income	$4,044	$18,276
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and depletion	1,332	1,310
Share-based compensation expense	491	404
Trade accounts receivable	333	(810)
Deferred water sales revenue	(18)	(1,690)
Land under development	(44)	(131)
Other assets and liabilities	(57)	(59)
Deferred income taxes	(187)	623
Prepaid expenses	(311)	(13)
Deferred lot sale revenues	(1,106)	(1,088)
Accounts payable and accrued liabilities	(2,136)	(562)
Taxes payable net of taxes receivable	(3,849)	5,283
Net change in note receivable - related party:
Reimbursable public improvements	(10,526)	—
Other	101	(34)
Recognition of public improvement reimbursables, interest income and project management fees	—	(21,316)
Net cash (used) provided by operating activities	(11,933)	193

Cash flows from investing activities:
Construction costs of single-family rentals	(142)	—
Investments in water and water systems	(1,235)	(2,152)
Investments in land held for development	(2,417)	—
Purchase of property and equipment	—	(101)
Net cash used by investing activities	(3,794)	(2,253)

Cash flows from financing activities:
Proceeds from notes payable	1,000	—
Proceeds from option exercises	34	62
Payments to contingent liability holders	(1)	(3)
Net cash provided by financing activities	1,033	59
Net change in cash, cash equivalents and restricted cash	(14,694)	(2,001)
Cash, cash equivalents and restricted cash – beginning of period	22,444	21,797
Cash, cash equivalents and restricted cash – end of period	$7,750	$19,796
Cash and cash equivalents	$5,422	$19,514
Restricted cash	2,328	282
Total cash, cash equivalents and restricted cash	$7,750	$19,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Income taxes paid	$5,260	$—
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$445	$—
Transfer of land development costs to other assets	$—	$484
Transfer of land development costs to land under development	$—	$467
Change in land under development included in accounts payable and accrued liabilities	$—	$613
Change in investments in water and water systems included in accounts payable and accrued liabilities	$—	$298

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (Company) and include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and nine months ended May 31, 2022 and 2021. The August 31, 2021 balance sheet was derived from the Company’s audited consolidated financial statements.

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

Prior Period Adjustment in the three months ended May 31, 2021 consolidated financial statements

During the three and nine months ended May 31, 2021, the Company discovered certain errors in the amounts reported for the three and six months ended February 28, 2021. Management concluded that although the errors were immaterial in the given periods, if corrected in the three months ended May 31, 2021, management believed these corrections would have a material impact on the results reported for the three months ended May 31, 2021, consolidated statement of operations, specifically the recognition of Public improvement reimbursables including interest income - related party. The Company’s President and the Chief Financial Officer evaluated the effects of the errors on the consolidated financial statements for the three and six months ended February 28, 2021, and each concluded that the errors were not material to those presented results. Based on this evaluation, the errors did not rise to the level of requiring a restatement of the financial information for the three and six months ended February 28, 2021, contained in the Form 10-Q as previously filed. Accordingly, management corrected these errors by adjusting opening accumulated deficit for the three-month period ended May 31, 2021, and retrospectively adjusted the cumulative periods for the impact of such errors in the financial statements presented for the three and nine months ended May 31, 2021. Additional information on the prior period adjustment reflected in the consolidated statement of shareholders’ equity for the three months ended May 31, 2021, can be found in Note 2 – Prior Period Adjustment in the Form 10-Q for the quarterly period ended May 31, 2021, filed with the SEC on July 9, 2021.

Reclassifications

The Company has reclassified certain prior year information to conform to the current year presentation.

NOTE 2 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company, to reimburse the Company for public improvements paid for by the Company, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community. This is described in greater detail in Note 1 and Note 14 to the 2021 Annual Report. The Company has advanced funds to the Sky Ranch CAB for the cost of public improvements at Sky Ranch that are the ultimate responsibility of the Sky Ranch CAB.  During the second quarter of fiscal 2021, the Company determined that the Sky Ranch CAB would be able to repay the Company for those improvements, along with the project management fees and interest on these expenses. Upon that determination, the Company began recording the reimbursable public improvements as a receivable from the Sky Ranch CAB (as opposed to the costs being expensed as land development construction costs) and began recognizing project management fee revenue and interest income on the entire note receivable from the Sky Ranch CAB. Prior to that date, payment was not deemed to be probable; therefore, the Company capitalized those costs as land under development and subsequently expensed the reimbursable public improvements and did not recognize any project management fees or interest income due to the uncertainty of collectability. During the three and nine months ended May 31, 2022, the Company spent $1.9 million and $8.8 million on public improvements which are payable by the Sky Ranch CAB to the Company and added to the note receivable from the Sky Ranch CAB. Additionally, for the three and nine months ended May 31, 2022, project management fees owed to the Company of $0.1 million and $0.5 million, and interest income on the outstanding note receivable of $0.3 million and $1.2 million were added to the note receivable. During the three months ended May 31, 2022, the Sky Ranch CAB made a $0.1 million interest payment on the note receivable.

Public improvements which are not probable of reimbursement at the time of being incurred are considered contract fulfillment costs and are recorded as land development construction costs as incurred. If public improvement costs are deemed probable of collection, the costs are recognized as notes receivable - related party. The Company assesses the collectability of the note receivable from the Sky Ranch CAB, which includes reimbursable public improvements, project management fees and the related interest income, when events or circumstances indicate the amounts may not be recoverable. The Sky Ranch CAB has an obligation to repay the Company, but the ability of the Sky Ranch CAB to do so before the contractual termination dates is dependent upon the establishment of a tax base or other fee generating activities sufficient to fund reimbursable costs incurred.

The following table summarizes the activity and balances associated with the reimbursable public improvements, project management fees, and accrued interest, all of which are included in the note receivable from the Sky Ranch CAB:

(In thousands)	Balances at August 31, 2021	Activity during the Nine Months Ended May 31, 2022	Amounts payable by the Sky Ranch CAB at May 31, 2022
Phase 1
Reimbursable public improvements and other	$17,645	$342	$17,987
Accrued interest	2,526	804	3,330
Project management services	1,570	19	1,589
Phase 1 reimbursable costs	$21,741	$1,165	$22,906

Phase 2
Reimbursable public improvements and other	$2,935	$8,503	$11,438
Accrued interest	33	348	381
Project management services	85	510	595
Phase 2 reimbursable costs	$3,053	$9,361	$12,414

Total reimbursable costs	$24,794	$10,526	$35,320

Total reimbursable costs	$24,794	$10,526	$35,320
Less current portion	16,000	—	16,000
Non-current reimbursable costs	$8,794	$10,526	$19,320

The note receivable from the Sky Ranch CAB accrues interest at 6% per annum. During fiscal 2021, the Company, through information obtained from the Sky Ranch CAB board, determined it was probable the Sky Ranch CAB would issue bonds within twelve months, from which an estimated $16.0 million would be available to repay the Company. During the three months ended May 31, 2022, the Sky Ranch CAB board began the process of issuing its second round of bonds, which, based on the estimates provided by the underwriters of the bond, the Company believes will be issued by August 31, 2022.

NOTE 3 – REVENUES, FEES AND OTHER INCOME ITEMS

Water, wastewater and land development revenue

The Company’s revenue is primarily generated from the sale of lots to homebuilders, sales of water and wastewater taps, and metered water and wastewater usage. Detailed descriptions of the policies related to revenue recognition are included in Note 2 to the 2021 Annual Report.

The following describes significant components of revenue for the three and nine months ended May 31, 2022 and 2021.

Sale of finished lots – For the three months ended May 31, 2022 and 2021, the Company recognized $1.0 million and $0.5 million of lot sale revenue, which was recognized using the percent-of-completion method for development costs incurred on contracts that are satisfied over time and are ongoing at Sky Ranch. For the nine months ended May 31, 2022 and 2021, the Company recognized $5.6 million and $1.7 million of lot sale revenue, which was recognized using the percent-of-completion method for development costs incurred on contracts that are satisfied over time and are ongoing at Sky Ranch. As of May 31, 2022, the first development phase is complete and the second development phase is being developed in four subphases, referred to as Phase 2A, Phase 2B, Phase 2C and Phase 2D. As of the date of this filing, only Phase 2A is being actively developed, and it is approximately 67% complete.

The Company also recognizes revenue from the sale of finished lots, whereby the home builder pays for a ready-to-build finished lot and the sales price is paid in a lump-sum upon completion of the finished lot that is permit ready. The Company recognizes revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder as the transaction cycle is complete and the Company has no further obligations for the lot. For the three months ended May 31, 2022 and 2021, the Company recognized no revenue from ready-to-build finished lots. For the nine months ended May 31, 2022 and 2021, the Company recognized $0 and $1.6 million from ready-to-build finished lots.

Water and wastewater tap fees – During the three months ended May 31, 2022 and 2021, the Company sold a total of 45 and 59 water and wastewater taps generating $1.3 million and $1.9 million in tap fee revenues. During the nine months ended May 31, 2022 and 2021, the Company sold a total of 81 and 146 water and wastewater taps generating $2.4 million and $4.5 million in tap fee revenues. These taps were all sold at Sky Ranch and Wild Pointe.

Project management services – During each of the three-month periods ended May 31, 2022 and 2021, the Company recognized less than $0.1 million of project management revenue for managing the Sky Ranch development process. During the nine months ended May 31, 2022 and 2021, the Company recognized $0.5 million and $1.6 million of project management revenue for managing the Sky Ranch development process. During the second quarter of fiscal 2021, the Company determined the Sky Ranch CAB would be able to pay the Company for project management services and began recognizing this revenue. Prior to that date, payment was not deemed to be probable; therefore, the Company had deferred recognition of the project management fees income until collectability of those fees was deemed probable of collection.

Single-family rental income

In November 2021, the Company began renting single-family homes and began recognizing lease income related to these rental units. The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year.  Rental and other property revenues represented less than 1.0% of our total revenue for the three and nine months ended May 31, 2022. The Company has begun construction on a fourth house and reserved an additional 46 lots in the second development phase of Sky Ranch for rental units; therefore, the Company believes this could become a reportable operating segment in the future once its operations become material.

Undeveloped land sale and cash-in-lieu to school district

During the nine months ended May 31, 2022, the Company entered various agreements to sell approximately 32 acres of undeveloped land in Sky Ranch for $1.6 million to a charter school operator for the purpose of constructing and operating a charter school. Pursuant to Arapahoe County land development regulations (the county where Sky Ranch is located), all land developments must dedicate land or make a cash-in-lieu payment to the school district in which the development is located. The amount to be paid is calculated pursuant to the County’s standards. Simultaneously with the sale of land to the charter school operator, the Company paid the Bennett School District $1.6 million as a cash-in-lieu payment, which is the calculated amount of the Sky Ranch cash-in-lieu requirement to the school district. The land sale agreements include requirements for the Company to construct, or have constructed, certain improvements leading to the school site such as roads, sidewalks, and landscaping, all of which were already planned to be constructed as part of the overall master development of Sky Ranch. The Company determined the transaction was consummated in February 2022, when all pre-closing conditions were satisfied, and proceeds were received by all parties. The cash-in-lieu payment and land sale were accounted for in other income, net.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Water and Wastewater Resource Development	Land Development	Total

(In thousands)	Three Months Ended May 31, 2022
Balance at February 28, 2022	$439	$1,203	$1,642
Revenue recognized	(49)	(314)	(363)
Revenue deferred	2	-	2
Balance at May 31, 2022	$392	$889	$1,281

	Three Months Ended May 31, 2021
Balance at February 28, 2021	$260	$995	$1,255
Revenue recognized	(48)	(540)	(588)
Revenue deferred	63	95	158
Balance at May 31, 2021	$275	$550	$825

	Water and Wastewater Resource Development	Land Development	Total

(In thousands)	Nine Months Ended May 31, 2022
Balance at August 31, 2021	$410	$1,995	$2,405
Revenue recognized	(390)	(4,889)	(5,279)
Revenue deferred	372	3,783	4,155
Balance at May 31, 2022	$392	$889	$1,281

	Nine Months Ended May 31, 2021
Balance at August 31, 2020	$1,965	$1,636	$3,601
Revenue recognized	(1,753)	(3,316)	(5,069)
Revenue deferred	63	2,230	2,293
Balance at May 31, 2021	$275	$550	$825

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

Revenue allocated to remaining performance obligations such as described above represents contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. During November 2021, the Company received a milestone payment of $3.8 million for outstanding open contracts related to lot sales in Phase 2A at Sky Ranch. This revenue is being recognized over time.

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

As of May 31, 2022, the Company has one Level 2 liability, the SFR Note (defined in Note 6) entered in November 2021, for which the Company has determined the valuation of the liability can be obtained from readily available pricing sources via independent providers for market transactions involving similar liabilities. As of August 31, 2021, the Company had no Level 2 assets or liabilities.

There were no transfers between Level 1, 2 or 3 categories during the three or nine months ended May 31, 2022 or 2021.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the 2021 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	May 31, 2022		August 31, 2021
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$17,587	$(1,925)	$17,526	$(1,470)
Rangeview water supply	14,809	(17)	14,622	(17)
Water supply – Other	7,634	(1,678)	7,569	(1,433)
Sky Ranch water rights and other costs	7,375	(1,227)	7,338	(1,087)
Sky Ranch pipeline	5,740	(936)	5,727	(793)
Lost Creek water supply	3,388	—	3,374	—
Fairgrounds water and water system	2,900	(1,393)	2,900	(1,327)
Wild Pointe service rights	1,632	(775)	1,632	(775)
Totals	61,065	(7,951)	60,688	(6,902)
Net investments in water and water systems	$53,114		$53,786

Construction in Progress

Construction in progress represents costs incurred on various construction projects currently underway, that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of water facilities being constructed which the Company anticipates will be placed in service during the next twelve months. During the nine months ended May 31, 2022, the Company incurred (1) $1.2 million of costs related to its construction projects and (2) completed the three single-family rental units resulting in the transfer of $1.0 million of costs to a separate account for tracking the capitalized costs of the rental units.

Single-Family Rental Homes

During the nine months ended May 31, 2022, the Company completed construction of the first three houses being utilized in its single-family rental business. The costs of the homes are capitalized and when applicable are depreciated over periods not exceeding thirty-years, which is  dependent on the asset type. All three houses were placed in service and leased effective November 1, 2021.

During the nine months ended May 31, 2022, the Company contracted for construction of the fourth house to be used in the rental business. This fourth house is also located in the first development phase of Sky Ranch and construction began in March 2022 with an estimated completion in September 2023.

During the three months ended May 31, 2022, the Company contracted for construction of ten houses, townhomes and paired homes to be used in the rental business. These houses are located in Phase 2A of Sky Ranch and construction is expected to begin in the summer of 2022 with estimated completion dates in the second and third quarter of fiscal 2023.

The Company has reserved a total of 46 lots in the second development phase of Sky Ranch to build additional rental units.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

Single-Family Rental Home Note Payable

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR note has the following terms:

●	Initial principal amount of $1.0 million
●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5% (4.25% as of May 31, 2022), which has a floor of 3.75% and a ceiling of 4.25%. In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments beginning January 1, 2022
●	Fifty-three principal and interest payments each month beginning July 1, 2022 in the amount of $4,633.05 each
●	Estimated final principal and interest balloon payment of $916,239.49 payable on December 1, 2026
●	Secured by the three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements, calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

The scheduled maturities of the SFR Note for each of the twelve-month periods ending May 31 are as follows (in thousands):

(In thousands)	Scheduled principal payments
Within 1 year	$12
Year 2	14
Year 3	14
Year 4	15
Year 5	945
Thereafter	-
$1,000

The Company is working with its primary bank to provide similar financing for the fourth rental home currently under construction as well as the ten homes contracted for in Phase 2A. As of May 31, 2022, neither of these loans have been finalized.

Working Capital Line of Credit

On January 31, 2022, the Company entered into a Business Loan Agreement (Working Capital LOC) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate plus 0.5% (4.5% as of May 31, 2022), which has a floor of 3.75%. In the event of default, the interest rate on the Working Capital LOC would be increased by adding an additional 2.0%. As of May 31, 2022, the Company has not drawn on the Working Capital LOC.

Lot Construction Obligations

In October 2020, November 2020, and February 2021, the Company entered separate contracts with KB Home, Melody (a DR Horton Company), Challenger Homes, and Lennar Colorado, LLC to sell 804 single-family attached and detached residential lots at Sky Ranch. This is the second development phase of Sky Ranch which incorporates approximately 250 acres, will be completed in four sub-phases as noted above referred to as Phases 2A, 2B, 2C and 2D, and is platted to include a total of 850 residential lots. The 46 lots not currently under contract to home builders are being retained for use in the Company’s single-family rental business. Pursuant to the contracts with the homebuilders, the Company and the Sky Ranch CAB are obligated to complete all construction activities required to deliver finished lots (i.e., lots ready for home construction) to the builders, including but not limited to grading, construction of wet and dry utilities, streets, curbs, and landscaping.

In February 2021, the Company began construction on Phase 2A at Sky Ranch, which includes a total of 229 lots, ten of which are being retained for use in the single-family rental business, and 219 of which are sold under contracts to the four homebuilders listed above. As of May 31, 2022, the Company had received plats for all 229 lots, had substantially completed grading and wet utilities, and had completed roughly half the streets, sidewalks, and dry utilities. As of May 31, 2022, the Company has delivered 40 finished lots to the homebuilders and expects to deliver the remaining 189 completed lots to the homebuilders during the summer of 2022. From the start of the second development phase through May 31, 2022, the Company has spent $13.6 million on construction activities in the second development phase, of which $11.3 million was for public improvements which the Company believes it will be reimbursed by the Sky Ranch CAB. In the next eighteen months, the Company anticipates spending an additional $6.8 million to complete all required infrastructure for the 229 finished lots, including the ten lots for the single-family rental business, which is the entirety of Phase 2A. Of this, $5.6 million is estimated to be for public improvements which the Company believes will be reimbursed by the Sky Ranch CAB.

The Company believes it will take a total of three years to complete construction for all 850 lots included in the second development phase, sell the 804 finished lots, and complete 46 lots for the Company’s single family rental business depending on the market conditions and permitting process.

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

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company reserved 1.6 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2014 Equity Incentive Plan (2014 Equity Plan). As of May 31, 2022 and August 31, 2021, there were 912,953 and 974,965 shares available for grant under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted options and stock awards to eligible participants under its 2004 Incentive Plan (2004 Incentive Plan), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the nine months ended May 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2021	714,500	$7.80	6.1	$5,107
Granted	105,000	$13.37
Exercised	(103,667)	$6.87
Forfeited / Expired	(3,333)	$10.45
Outstanding at May 31, 2022	712,500	$8.75	6.3	$2,032

Options exercisable at May 31, 2022	479,502	$7.56	5.0	$1,794

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

During the three and nine months ended May 31, 2022, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options exercised but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. During the three months ended May 31, 2022, net settlement exercises resulted in 22,123 shares being issued and 23,377 options being cancelled in settlement of the shares issued. During the nine months ended May 31, 2022, net settlement exercises resulted in 46,012 shares being issued and 51,655 options being cancelled in settlement of shares issued. During the three and nine months ended May 31, 2022, the Company issued 0 and 6,000 shares of common stock upon the exercise of stock options, with an exercise price of $5.66, where the option holder used cash to exercise the options.

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

During the three and nine months ended May 31, 2021, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. During the three months ended May 31, 2021, net settlement exercises resulted in 8,758 shares being issued and 4,242 options being cancelled in settlement of shares issued. During the nine months ended May 31, 2021, net settlement exercises resulted in 24,035 shares being issued and 13,465 options being cancelled in settlement of shares issued.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as for the nine months ended May 31, 2022:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2021	218,333	$4.04
Granted	105,000	$5.16
Vested	(87,002)	$4.21
Forfeited	(3,333)	$4.21
Non-vested options outstanding at May 31, 2022	232,998	$4.47
(a)	All non-vested options are expected to vest.

For the three months ended May 31, 2022 and 2021, the Company recorded $0.1 million and $0.1 million of stock-based compensation expense, which includes the amounts expensed related to the unrestricted stock granted to the Company’s Board members.  For the nine months ended May 31, 2022 and 2021, the Company recorded $0.5 million and $0.4 million of stock-based compensation expense, which includes the amounts expensed related to the unrestricted stock granted to the Company’s Board members.

At May 31, 2022, the Company had unrecognized compensation expenses totaling $0.7 million relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two and a half years.

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

During the three months ended May 31, 2022 and 2021, the Company, through the Rangeview District, received metered water deliveries of 62 acre-feet and 100 acre-feet of WISE water, paying $0.1 million and $0.2 million for this water. During the nine months ended May 31, 2022 and 2021, the Company, through the Rangeview District, received metered water deliveries of 312 acre-feet and 301 acre-feet of WISE water, paying $0.6 million and $0.6 million for this water. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2022, WISE water was $6.13 per thousand gallons and such rate will remain in effect through calendar 2022.

To date, the Company has capitalized the construction funding pursuant to the WISE Financing Agreement because the funding has been provided to build assets which provide capacity in the WISE infrastructure. The Company’s total investment in the WISE infrastructure as of May 31, 2022, is $6.3 million.

As detailed in Note 14 to the 2021 Annual Report, the Rangeview District and the Company have entered into two loan agreements. The first loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (6.0% at May 31, 2022). The maturity date of the loan is December 31, 2022, at which time it will automatically renew for another 12-month term. The second loan allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. As of May 31, 2022, the principal and interest on both loan agreements totaled $1.1 million ($1.0 million of principal and less than $0.1 million of accrued interest). As of August 31, 2021, the principal and interest on both loan agreements totaled $1.2 million ($0.7 million of principal and $0.5 million of accrued interest). During the nine months ended May 31, 2022, the Company received interest and principal payments totaling $0.5 million from the Rangeview District.

Sky Ranch Community Authority Board

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to Sky Ranch. The Sky Ranch CAB was formed to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. For the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. To fund these improvements, the Company and the Sky Ranch CAB entered into various funding agreements obligating the Company to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the agreements bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for the first phase and December 31, 2060 for the second phase shall be deemed forever discharged and satisfied in full.

As of May 31, 2022, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $35.3 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third-party. The Company anticipates providing additional funding of approximately $3.0 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2022 related to Phase 2A of the second development phase at Sky Ranch.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson), a contract to construct the wet utility pipelines in the second development phase of Sky Ranch. During the nine months ended May 31, 2022, the Sky Ranch CAB paid Nelson $8.1 million related to this contract. Nelson is majority owned by the chairman of the Company’s board of directors.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The percentages presented below represent the reported customers percentage of the Company’s total revenue for the nine months ended May 31, 2022. For water and wastewater customers, the Company primarily provides services on behalf of the Rangeview District. The significant end users include all Sky Ranch homes in the aggregate and the Sky Ranch CAB (4%) and one oil & gas operator (17%). The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fees revenues. Those home builders provide a significant amount of revenue to the Company and include Lennar (19%), Challenger (22%), KB Home (11%) and Richmond (11%). Additionally, at May 31, 2022, 48% of the trade accounts receivable balance was owed by Challenger for finished lot milestone payments, which was paid in full in June 2022.

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	May 31, 2022	August 31, 2021
Accrued compensation	$598	$729
Other operating payables	189	248
WISE water	20	62
Operating lease obligations	58	84
Property taxes	28	50
Professional fees	23	51
Rental deposits	9	—
Total accrued liabilities	$925	$1,224

Land development costs due to the Sky Ranch CAB	$445	$2,243
Due to Rangeview Metropolitan District	—	638
Total accrued liabilities - related parties	$445	$2,881

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

The water and wastewater resource development segment includes providing water and wastewater services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all the activities necessary to develop and sell finished lots, which as of and for the nine months ended May 31, 2022 and 2021, was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under the non-cancellable annual leases.

The tables below present the measure of profit and assets used to assess the performance of the segment for the periods presented:

	Three Months Ended May 31, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$2,011	$1,151	$25	$3,187

Cost of revenue	748	288	9	1,045
Depreciation and depletion	349	—	—	349
Total cost of revenue	1,097	288	9	1,394

Segment profit	$914	$863	$16	$1,793

	Three Months Ended May 31, 2021
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$2,198	$468	$—	$2,666

Cost of revenue	483	99	—	582
Depreciation and depletion	358	—	—	358
Total cost of revenue	841	99	—	940

Segment profit	$1,357	$369	$—	$1,726

	Nine Months Ended May 31, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$5,891	$6,173	$59	$12,123

Cost of revenue	2,054	1,160	16	3,230
Depreciation and depletion	1,055	—	—	1,055
Total cost of revenue	3,109	1,160	16	4,285

Segment profit	$2,782	$5,013	$43	$7,838

	Nine Months Ended May 31, 2021
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$7,386	$4,887	$—	$12,273

Cost of revenue	1,785	2,087	—	3,872
Depreciation and depletion	1,077	—	—	1,077
Total cost of revenue	2,862	2,087	—	4,949

Segment profit	$4,524	$2,800	$—	$7,324

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

(In thousands)	May 31, 2022	August 31, 2021
Water and wastewater resource development	$58,515	$57,791
Land development	45,909	32,844
Single-family rental	1,445	—
Corporate	9,516	26,542
Total assets	$115,386	$117,177

NOTE 12 – EARNINGS PER SHARE

The Company’s earnings per share (EPS) was calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended May 31, 2022 and 2021, the Company excluded 190,000 options and 0 options because their impact was anti-dilutive. For the nine months ended May 31, 2022 and 2021, the Company excluded 105,000 options and 0 options because their impact was anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share amounts)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

Net income	$837	$624	$4,044	$18,276

Basic weighted average common shares	23,970,290	23,907,140	23,944,394	23,885,179
Effect of dilutive securities	154,296	277,255	239,106	219,229
Weighted average shares applicable to diluted earnings per share	24,124,586	24,184,395	24,183,500	24,104,408

Earnings per share - basic	$0.03	$0.03	$0.17	$0.77
Earnings per share - diluted	$0.03	$0.03	$0.17	$0.76

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of May 31, 2022, the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year taking into account any items requiring discrete recognition. Income tax information for the three and nine months ended May 31, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Effective income tax rate	22.7%	20.2%	23.2%	24.4%
Income tax expense (benefit):
Current	$227	$(394)	$1,411	$5,283
Deferred	19	552	(187)	623
Total	$246	$158	$1,224	$5,906
Income taxes paid:
Federal	$—	$—	$4,360	$—
State	—	—	900	—
Total	$—	$—	$5,260	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liability as of May 31, 2022 and August 31, 2021 are as follows:

(In thousands)	May 31, 2022	August 31, 2021
Deferred tax assets (liabilities):
Depreciation and depletion	$(2,213)	$(2,360)
Non-qualified stock options	540	547
Accrued compensation	121	141
Deferred revenues	96	41
Other	28	16
Net deferred tax liability	$(1,428)	$(1,615)

NOTE 14 – SUBSEQUENT EVENTS

On June 27, 2022, the Company closed on the acquisition of approximately 370 acre-feet of water rights located in the Lost Creek basin in Weld County Colorado. The acquisition incorporated three water wells and related well permits, structures and various easements. The total purchase price was $3.6 million, which will be recorded in the Company’s financial statements during the fourth quarter of fiscal 2022.

Lost Creek Loan

On June 28, 2022, the Company entered into a loan with its primary bank to fund the acquisition of approximately 370 acre-feet of water rights the Company acquired on June 27, 2022, in the Lost Creek region of Colorado (Lost Creek Loan). The Lost Creek Loan has a principal balance of $3.0 million, a ten-year maturity, monthly interest only payments of $12,250 for thirty-six months beginning on July 28, 2022, twenty-four monthly principal and interest payments of $42,254 beginning on July 28, 2025, fifty-nine monthly principal and interest payments of $31,897 beginning on July 28, 2027, and a balloon payment of $757,818 plus unpaid and accrued interest due on June 28, 2032.  The Lost Creek Loan has a thirty-year amortization period and a fixed per annum interest rate equal to 4.90%.

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

Although we currently report our results of operations through our water and wastewater resource development segment and our land development segment, we operate these segments as a cohesive business designed to provide a cost effective, sustainable, and value-added business enterprise.

Water and Wastewater

Water resources throughout the western United States and more prominently in Colorado are a scarce and valuable resource. Our portfolio of 29,500 acre-feet is comprised of groundwater and surface water supplies. Our other significant water assets include 26,000 acre-feet of adjudicated reservoir sites, two wastewater reclamation facilities, water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and roughly 50 miles of water distribution and wastewater collection lines. Our water supplies and wholesale facilities are in southeast Denver, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater. We believe this provides us with a unique competitive advantage in offering these services.

We provide wholesale water and wastewater service to local governments for both residential and commercial customers. The local governments we service include the Rangeview Metropolitan District (Rangeview District), Arapahoe County, the Sky Ranch Community Authority Board (Sky Ranch CAB), and the Elbert and Highway 86 Commercial Metropolitan District (Elbert 86 District). Our mission is to provide sustainable, reliable, high-quality water to our customers and collect, treat, and reuse wastewater using advance water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we proactively manage our valuable water rights in the water-scarce Denver, Colorado region which dramatically reduces the environmental impact of our water resource operations. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities. We also design, permit, construct, operate, and maintain retail distribution and collection systems that we own or exclusively operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

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

We have been developing the Sky Ranch community since 2017. We are developing it in phases, which is anticipated to take approximately eight to ten more years until it is fully built out. In 2017, we began the initial development phase of Sky Ranch when we entered separate contracts with Richmond American Homes, Taylor Morrison, and KB Home, pursuant to which we sold a total of 505 single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities), all of which are substantially complete as of May 31, 2022. As of May 31, 2022, we have incurred a total of $35.9 million in costs related to the development of the first phase of Sky Ranch, which is complete. The total cost of the initial development phase included $32.3 million of public improvements which are reimbursable to us from the Sky Ranch CAB. Of this amount, as of May 31, 2022, we have received a total of $11.0 million in reimbursements from the Sky Ranch CAB. We believe the remaining reimbursables, and associated interest, will be repaid to us from future fees, property taxes, and municipal bonds generated by the Sky Ranch CAB as the project continues to grow its assessed value and tax base. As homes at Sky Ranch have sold faster than anticipated (as of May 31, 2022, there are more than 450 homes sold and occupied in the first development phase), and assessed values have exceeded early estimates, the Sky Ranch CAB has developed an established tax basis, which we believe provides support for the intent and ability of the Sky Ranch CAB to repay the amounts owed to us. We believe it is probable that a substantial portion of the amounts owed to us by the Sky Ranch CAB will be repaid when the Sky Ranch CAB issues municipal bonds. We anticipate the next bond offering being completed before August 31, 2022, and we believe it is probable we will receive at least $16.0 million from this bond offering.

During our fiscal 2021, we began construction on the second development phase at Sky Ranch. For this phase we entered into separate contracts with KB Home, Lennar Colorado, Melody (a DR Horton Company) and Challenger Homes to sell 804 single-family attached and detached residential lots at Sky Ranch. The second development phase will incorporate approximately 250 acres and is planned to be completed in four sub-phases (referred to as Phase 2A, 2B, 2C and 2D). Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 40% increase in our average lot prices. For example, we increased our sales price for a 50’ foot lot from $75,000 to $108,000 and added an escalation clause that increases the prices depending on timing of payments. The timing of cash flows includes certain milestone deliveries such as the completion of governmental approvals for final plats, installation of wet utilities, and final completion of lot deliveries.

In February 2021, we began construction on Phase 2A at Sky Ranch, which is platted for 229 residential lots. We have retained ten of these lots for use in our single-family rental business. As of May 31, 2022, we have received plats and substantially completed the grading and wet utilities, along with approximately half the roads, sidewalks and dry utilities for Phase 2A. Contracts with three of the four homebuilders include milestone payments as construction progresses. We recognize the revenue earned under these contracts over time using the percentage of completion method to measure progress. As a result of the construction activities completed on Phase 2A, we have received a total of $7.9 million in milestone payments. The final milestone payments of $3.4 million from these three builders will be due when we complete the lots, which is anticipated to be in fiscal 2022. We estimate Phase 2A is about 67% complete. During the three and nine months ended May 31, 2022, due to the construction progress, we recognized $1.0 million and $5.3 million of lot sale revenue related to Phase 2A. The remaining $3.8 million of revenue will be recognized over time as Phase 2A construction is completed, which we expect will be substantially complete within three months. The fourth builder contract is a finished lot contract recognized at the point-in-time control transfers to the builder, which means when we complete their 64 Phase 2A lots, anticipated to be during the fourth quarter of fiscal 2022. We will receive $7.0 million in cash when control of the completed lots is transferred to that builder.

Payments for lot sales and the related revenue for Phases 2B, 2C, and 2D will occur as construction of those phases occurs. We believe construction of Phase 2B will begin in the fall of 2022. We further believe it will take approximately three years to complete construction and sell the finished lots in all four subphases depending on the market conditions and permitting process.

In addition to the lot sales and reimbursable costs described above, from the start of development at Sky Ranch through May 31, 2022, we have received $16.4 million of water and wastewater tap fees from the homebuilders, which includes $14.8 from the first development phase and $1.6 from Phase 2A. Timing of tap sales is dependent on when homebuilders begin requesting building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types including duplexes and townhomes. For Phase 2A we estimate water and wastewater tap fees will exceed $4.0 million.

During the nine months ended May 31, 2022, we entered various agreements to sell approximately 32 acres of undeveloped land in Sky Ranch for $1.6 million to a charter school operator for the purpose of constructing and operating a charter school. Simultaneously, pursuant to Arapahoe County land development regulations, all land developments must dedicate land or pay cash-in-lieu of the land dedication to the school district in which the development is located. The amount to be dedicated is calculated pursuant to the County’s standard. Simultaneously with the sale of land to the charter school operator, we made a $1.6 million cash-in-lieu payment to the Bennett School District, which the amount is the cash-in-lieu equivalent obligation for this phase of the Sky Ranch Development. The land sale agreements include requirements for us to construct, or have constructed, certain improvements leading to the school site such as roads, sidewalks, and landscaping, all of which were already planned to be constructed as part of the overall master development for Sky Ranch. The cash-in-lieu and land sale were accounted for in other income, net.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During our initial development phase of Sky Ranch, we retained ownership of four residential lots for use in this business. As of May 31, 2022, we have finished building three single-family homes which we own, maintain, and have leased to qualified renters under one-year lease terms. Construction of the fourth home began after May 31, 2022, prior to the filing of this Form 10-Q, and we expect it to be completed in the fall of 2022. We intend to expand our single-family rentals in our second development phase of Sky Ranch by building and renting homes on the 46 lots we did not sell to our home builder partners.

We capitalize the costs of the homes and when applicable amortize the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

On November 15, 2021, we entered into a contract with the builder of the first three rental homes to build a fourth rental unit, and on April 25, 2022, we entered in a contract with the builder of the first three homes to build ten rental units in phase 2A of Sky Ranch. The fourth rental unit is under construction and expected to be complete near the end of our fiscal 2022. The ten rental units in phase 2A are expected to break ground during the fourth quarter of fiscal 2022 with delivery dates throughout fiscal 2023.

Impacts of COVID-19 and the resulting economic conditions

The ongoing COVID-19 pandemic has impacted global economies, the rate of inflation, supply chains, distribution networks and consumer behavior around the world. These issues, including the inflationary environment, has worsened during the first nine months of fiscal year 2022 resulting in higher prices which have impacted our operations, but not materially. Like many other businesses, our contractors have experienced delays in receiving materials and parts, but we have been able to adjust our purchases and operations enough to reduce the impact this has had on our construction and other activities. The severity and duration of the COVID-19 pandemic, as well as the current inflationary environment, remain uncertain and it is difficult for us to estimate the extent to which these conditions will impact our financial results and operations in future periods.

As the COVID-19 pandemic continues, we have continued to enforce many safety measures enacted to protect the health and well-being of our employees, customers, business partners, and their families. While state and local mandates have eased, we continue to encourage voluntary vaccinations and healthy practices such as hand washing, disinfecting, social distancing, and face coverings when necessary. We have been able to maintain our level of efficiency with the use of video conferencing and electronic data sharing platforms. We were informed that our builder customers continue to use precautionary measures to ensure the safety of their employees, customers, business partners, and their families. These measures varied by builder. As a result, some of our builder customers reported material net housing order declines early in the pandemic; however, they are also reporting material increases in orders since the stay-at-home orders have been reduced. The most dramatic impact on our operations has been the delay in inspections, the permit process and other activities requiring the involvement of governmental agencies due to pandemic-related restrictions imposed on their operations. We expect COVID-19 to continue to play a role in potential delays related to the second development phase at Sky Ranch due to rapidly changing governmental orders, city and country shutdowns, and public health concerns. All our operations are located in Colorado and travel and related restrictions have not impacted our operations.

Results of Operations

Consolidated Results of Operations – Three Months Ended May 31, 2022 and 2021

Executive Summary

For the three months ended May 31, 2022, we generated operating income of $0.6 million. This represented an increase from the comparable period in 2021 of $0.3 million or 90%. The increase was primarily driven by increased lot sales recognized pursuant to the percentage of completion method as Phase 2A continues developing. Although for the three months ended May 31, 2022, we realized increased water deliveries, primarily from sales to oil and gas operators for drilling wells, the revenue reported did not reflect a similar increase. This is due to 2021 having higher water and wastewater tap sales due to the first phase of development at Sky Ranch being in its final stages of development during 2021. The table below presents the summarized consolidated financial results.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	May 31, 2022	May 31, 2021	$ Change	% Change
Water and wastewater resource development revenue	$2,011	$2,198	$(187)	(9)%
Land development revenue:
Lot sales	1,070	445	625	140%
Project management fees	81	23	58	252%
Single-family rental	25	—	25	—%
Total revenue	3,187	2,666	521	20%

Water and wastewater development cost of revenue	1,097	841	256	30%
Land development cost of revenue	288	99	189	191%
Single-family rental cost of revenue	9	—	9	—%
Total cost of revenue	1,394	940	454	48%

General and administrative expense and depreciation	1,169	1,398	(229)	(16)%
Operating income	624	328	296	90%

Other income, net	459	454	5	1%
Income taxes	(246)	(158)	88	56%
Net income	$837	$624	$213	34%

Basic EPS	$0.03	$0.03	$—	—%
Diluted EPS	$0.03	$0.03	$—	—%

Water delivered (thousands of gallons)	59,826	16,541	43,285	262%
Water and wastewater taps sold	45	59	(14)	(24)%

Total revenue increased in the third quarter of fiscal 2022 as compared to 2021, primarily due to increased lot sale revenue recognize using the percentage of completion method in 2022 as Phase 2A is progressing and rental income from our first three rental homes.

Costs of revenue increased in the third quarter of fiscal 2022 as compared to 2021 primarily due to increased costs related to the sale of water to oil and gas operators for drilling purposes as well as increased lot construction costs as Phase 2A progresses. As detailed further below (in the Land Development results of operations section), we are now recording the reimbursable public improvements as a receivable from the Sky Ranch CAB resulting in lower cost of sales being recorded for land development activities at Sky Ranch.

General and administrative expense decreased in the third quarter of fiscal 2022 as compared to 2021 primarily due to us receiving a tax credit of $0.2 million pursuant to the employee retention credit program.

Water deliveries increased substantially in the third quarter of fiscal 2022 as compared to 2021 primarily due to increased water sales to oil and gas operators for drilling purposes.

Water and wastewater tap sales declined in the third quarter of fiscal 2022 as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings. As of May 31, 2022, permits issued for

Phase 2A were limited to model homes and two of the three builders are sold out in the first development phase. As construction nears completion on Phase 2A and builders start taking contracts for homes, we anticipate tap sales to increase.

Consolidated Results of Operations – Nine months Ended May 31, 2022 and 2021

Executive Summary

For the nine months ended May 31, 2022, we generated operating income of $3.6 million. This represented an increase from the comparable period in 2021 of $0.3 million or 8.0%. The increase was primarily driven by increased lot sales recognized pursuant to the percentage of completion method as Phase 2A continues developing. Although for the nine months ended May 31, 2022, we realized increased water deliveries, primarily from sales to oil and gas operators for drilling wells, the revenue reported did not reflect a similar increase. This is due to the 2021 results reflecting a one-time $0.8 million of revenue being recognized due to a prepaid water purchase contract expiring, resulting in the oil and gas operator forfeiting the payment and ability to use the water, resulting in a one-time recognition of revenue. Additionally, project management fees are lower in 2022 compared to 2021, which is due to 2021 including the recognition of prior project management fees that were previously deemed uncollectible until 2021.  The nine months ended May 31, 2022, operating income was positively impacted by the increased lot sale revenues under the percentage-of-completion method, the addition of our single-family rental units, and the recognized interest income on the note receivable from the Sky Ranch CAB. These increases were partially offset by increased general and administrative expenses as well as the costs associated with increased water sales and lot development costs. The table below presents the summarized consolidated financial results.

	Nine Months Ended
(In thousands, except for water deliveries and taps sold)	May 31, 2022	May 31, 2021	$ Change	% Change
Water and wastewater resource revenue	$5,891	$7,386	$(1,495)	(20)%
Land development revenue
Lot sales	5,644	3,316	2,328	70%
Project management fees	529	1,571	(1,042)	(66)%
Single-family rental	59	—	59	—%
Total revenue	12,123	12,273	(150)	(1)%

Water and wastewater resource cost of revenue	3,109	2,862	247	9%
Land development cost of revenue	1,160	2,087	(927)	(44)%
Single-family rental cost of revenue	16	—	16	—%
Total cost of revenue	4,285	4,949	(664)	(13)%

General and administrative expense and depreciation	4,227	3,986	241	6%
Operating income	3,611	3,338	273	8%

Other income, net	1,657	20,844	(19,187)	(92)%
Income taxes	(1,224)	(5,906)	(4,682)	(79)%
Net income	$4,044	$18,276	$(14,232)	(78)%

Basic EPS	$0.17	$0.77	$(0.60)	(78)%
Diluted EPS	$0.17	$0.76	$(0.59)	(78)%

Water delivered (thousands of gallons)	274,978	126,253	148,725	118%
Water and wastewater taps sold	81	146	(65)	(45)%

Despite an increase in water sales to oil and gas operators, for the nine months ended May 31, 2022, total revenue decreased as compared to 2021, primarily due to lower water fees recognized because 2021 included a one-time revenue recognition amount. Additionally, the prior year had higher tap sales as the first development phase of Sky Ranch was wrapping up and homebuilders selling out final lots. This was partially offset by the current period having higher lot sales recognized pursuant to the percentage of completion method as Phase 2A development is occurring.

For the nine months ended May 31, 2022, costs of revenue decreased as compared to 2021, primarily due to decreased lot construction costs. Although Phase 2A is progressing, which increased revenues, due to the reduction in land development costs associated with reimbursable public improvements as described in Note 2 to the 2021 Annual Report, our cost of lot sales as a percentage of revenue have dropped significantly resulting in better margins on the second phase.

For the nine months ended May 31, 2022, general and administrative expense increased slightly compared to 2021 primarily due to increased head count and increases in certain legal and professional fees due to the second development phase at Sky Ranch, partially offset by the receipt of $0.2 million of tax credits resulting from the employee retention credit program.

For the nine months ended May 31, 2022, other income, net, is comprised mainly of interest income on the Sky Ranch CAB note. For the nine months ended May 31, 2021, we recognized $20.8 million of public improvements and interest income on the outstanding note receivable related to reimbursable public improvements.

For the nine months ended May 31, 2022, water deliveries increased as compared to 2021 primarily due to increased water sales to oil and gas operators.

For the nine months ended May 31, 2022, water and wastewater tap sales declined as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings. As of May 31, 2022, permits issued for Phase 2A were limited to model homes and two of the three builders are sold out in the first development phase. As construction nears completion on Phase 2A and builders start taking contracts for homes, we anticipate tap sales to increase.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
(In thousands, except for water deliveries)	May 31, 2022	May 31, 2021	$ Change	% Change
Metered water usage from:
Municipal water usage	$94	$63	$31	49%
Commercial water usage	549	147	402	273%
Wastewater treatment fees	66	51	15	29%
Water and wastewater tap fees	1,273	1,856	(583)	(31)%
Other revenue	29	81	(52)	(64)%
Total segment revenue	2,011	2,198	(187)	(9)%

Water service costs	560	316	244	77%
Wastewater service costs	109	102	7	7%
Depreciation	349	358	(9)	(3)%
Other	79	65	14	22%
Total expenses	1,097	841	256	30%

Segment operating income	$914	$1,357	$(443)	(33)%

Water deliveries (thousands of gallons)
On Site	175	475	(300)	(63)%
Export - Commercial	2,636	4,827	(2,191)	(45)%
Sky Ranch	10,318	7,389	2,929	40%
Wild Pointe	5,668	3,850	1,818	47%
O&G operations	41,029	—	41,029	—%
Total water deliveries	59,826	16,541	43,285	262%

Municipal water usage revenue increased in the third quarter of fiscal 2022 as compared to 2021 primarily due to new customers being added at Sky Ranch as homes continue to sell. Commercial water usage increased in the third quarter of fiscal 2022 as compared to 2021 due to increased water sales to oil and gas operators for drilling as well as the additional public parks and open areas at Sky Ranch.

Wastewater treatment fees increased in the third quarter of fiscal 2022 as compared to 2021 primarily due to new Sky Ranch customers in our water and wastewater resource development segment.

Water and wastewater tap sales declined in the third quarter of fiscal 2022 as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by building permit applications and are not contractually established with the builders. As of May 31, 2022, permits issued for Phase 2A were limited to model homes and two of the three builders are sold out in the first development phase. As construction nears completion on Phase 2A and builders start taking contracts for homes, we anticipate tap sales to increase. During the three months ended May 31, 2022, the average price of a Sky Ranch water and wastewater tap was $34,000 per tap, compared to $31,000 per tap for the three months ended May 31, 2021.

Water service costs increased during the third quarter of fiscal 2022 as compared to 2021 primarily due to the increased water needed for oil and gas operations.

Wastewater service costs increased slightly during the third quarter of fiscal 2022 as compared to 2021 primarily due to an increase in the number of customers served at Sky Ranch requiring more staff and materials.

Water deliveries increased during the second quarter of fiscal 2022 as compared to 2021 primarily due to the sale of water to oil and gas operations and new Sky Ranch and Wild Pointe customers.

	Nine Months Ended
(In thousands, except for water deliveries)	May 31, 2022	May 31, 2021	$ Change	% Change
Metered water usage from:
Municipal water usage	$498	$171	$327	191%
Commercial water usage	2,462	2,062	400	19%
Wastewater treatment fees	185	144	41	28%
Water and wastewater tap fees	2,447	4,522	(2,075)	(46)%
Other revenue	299	487	(188)	(39)%
Total segment revenue	5,891	7,386	(1,495)	(20)%

Water service costs	1,419	1,074	345	32%
Wastewater service costs	337	258	79	31%
Depreciation	1,055	1,077	(22)	(2)%
Other	298	453	(155)	(34)%
Total expenses	3,109	2,862	247	9%

Segment operating income	$2,782	$4,524	$(1,742)	(39)%

Water deliveries (thousands of gallons)
On Site	24,372	3,715	20,657	556%
Export - Commercial	11,353	7,276	4,077	56%
Sky Ranch	31,899	22,044	9,855	45%
Wild Pointe	15,384	13,052	2,332	18%
O&G operations	191,970	80,166	111,804	139%
Total water deliveries	274,978	126,253	148,725	118%

For the nine months ended May 31, 2022, municipal water usage increased as compared to 2021 primarily due to new Sky Ranch customers in our water and wastewater resource development segment as well as increased water usage due to landscaping and irrigation usage. For the nine months ended May 31, 2022, commercial water usage increased as compared to 2021 due to increased water sales to oil and gas operators for drilling.

For the nine months ended May 31, 2022, wastewater treatment fees increased as compared to 2021 primarily due to new Sky Ranch customers in our water and wastewater resource development segment.

For the nine months ended May 31, 2022, water and wastewater tap sales declined as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by building permit applications and are not contractually established with the builders. As of May 31, 2022, permits issued for Phase 2A were limited to model homes and two of the three builders are sold out in the first development phase. As construction nears completion on Phase 2A and builders start taking contracts for homes, we anticipate tap sales to increase.

For the nine months ended May 31, 2022, water service costs increased as compared to 2021 primarily due to increased water production costs for oil and gas operations.

For the nine months ended May 31, 2022, wastewater service costs increased as compared to 2021 primarily due to new Sky Ranch customers being added to the wastewater system requiring additional staff to provide required services.

For the nine months ended May 31, 2022, water deliveries increased as compared to 2021 primarily due to the sale of water to oil and gas operations and new Sky Ranch and Wild Pointe customers.

Land Development Results of Operations

	Three Months Ended
(In thousands)	May 31, 2022	May 31, 2021	$ Change	% Change
Lot sales	$1,070	$445	$625	140%
Project management revenue	81	23	58	252
Total revenue	1,151	468	683	146%

Land development construction and project management costs	288	99	189	191%

Segment operating income	$863	$369	$494	134%

Lot sales revenue increased in the third quarter of fiscal 2022 as compared to 2021 due to the progress made on Phase 2A at Sky Ranch. Additionally, the price per lot for delivered lots in the second development phase increased on average 40% over the first phase. Per lot revenue will remain consistent for all four subphases of the second development phase. Revenue for three of the four builder contracts in the second development phase is recognized over time with progress measured under the percent of completion method. Therefore, revenue will fluctuate due to timing of construction activities throughout the second phase.

Land development construction costs increased in the third quarter of fiscal 2022 as compared to 2021 primarily due to phase one being nearly complete in the second quarter of fiscal 2021 and Phase 2A progressing in 2022, which are offset by reimbursable public improvements being reflected as a receivable from the Sky Ranch CAB instead of as a cost of land development.

	Nine Months Ended
(In thousands)	May 31, 2022	May 31, 2021	$ Change	% Change
Lot sales	$5,644	$3,316	$2,328	70%
Project management revenue	529	1,571	(1,042)	(66)
Total revenue	6,173	4,887	1,286	26%

Land development construction and project management costs	1,160	2,087	(927)	(44)%

Segment operating income	$5,013	$2,800	$2,213	79%

For the nine months ended May 31, 2022, lot sales revenue increased as compared to 2021 due to the progress made on Phase 2A at Sky Ranch. Additionally, the price per lot for delivered lots in the second development phase increased on average 40% over the first development. Per lot revenue will remain consistent for all four subphases of the second development phase. Revenue for three of the four builder contracts in the second development phase is recognized over time with progress measured under the percent of completion method; therefore, revenue will fluctuate due to timing of construction activities throughout the second phase.

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

For the nine months ended May 31, 2022, land development construction costs decreased as compared to 2021 primarily due to phase one being nearly complete and lower per lot costs due to reimbursable public improvements being reflected as a receivable from the Sky Ranch CAB instead of as a cost of land development. These declines were partially offset by the costs recognized as Phase 2A progresses.

Single-Family Rental Results of Operations

In fiscal 2021 we began construction on three homes that were completed and put into service on November 1, 2021. All three homes were rented effective November 1, 2021, under one year lease agreements. For the three and nine months ended May 31, 2022, the revenue presented in the statement of operations is the amount received since November 1, 2021, for each respective period presented. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities including water and wastewater services. In the first quarter of fiscal 2022, we contracted for the construction of the fourth rental home, which we anticipate being completed and ready for rental in the beginning of our fiscal 2023. In the third quarter of fiscal 2022, we contracted for the construction of ten rental units in Phase 2A, which we anticipate being completed and ready for rental beginning in the second quarter of our fiscal 2023.

Liquidity, Capital Resources and Financial Position

As of May 31, 2022, our working capital, defined as current assets less current liabilities, was $18.6 million, which included $5.4 million in cash and cash equivalents. We believe that as of May 31, 2022 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next twelve months. Our expected obligations for the next twelve months are described below.

Sky Ranch Development

The first development phase at Sky Ranch is complete. We began construction of the second phase in February 2021, which is being done in four subphases, of which Phase 2A is the only one being actively developed. We estimate total costs to complete the infrastructure (including public improvements) for the 850 lots in the second phase of Sky Ranch to be $65.0 million. Of this, we anticipate spending $18.8 million in the next twelve months, and we anticipate receiving $18.8 million in milestone and completed lot payments from the home builders over the same period. We also believe we will receive payments from the Sky Ranch CAB against the note receivable during the fourth quarter of fiscal 2022, generated from both unencumbered funds at the Sky Ranch CAB due to recurring tax payments received by the Sky Ranch CAB and from one or more bond issuances. There are no assurances the Sky Ranch CAB will be able to issue bonds during this period; however, based on discussions with the Sky Ranch CAB board, we believe the Sky Ranch CAB will complete one or more bond offerings for at least $24.0 million in the next two months. We believe future revenues from water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

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

South Metropolitan Water Supply Authority (SMWSA) and the Water Infrastructure Supply Efficiency Partnership (WISE)

We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate investing $1.0 million in 2022 and $5.8 million in total for the fiscal years 2023 through 2025 to fund the Rangeview District’s obligation to purchase water and infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we have the sole right to use and reuse the Rangeview District’s 9% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and 900 acre-feet per year of water.

Construction of Public Improvements at School Site

During the nine months ended May 31, 2022, we entered into various contracts related to the sale of land in Sky Ranch to a charter school operator. These agreements included a development agreement whereby we agreed to build or have built various public improvements (mainly roads, sidewalks and landscaping) leading to the school site. The agreements require us to build two roads and related items by defined dates. In addition, the charter school operator is required to construct one road with related items for which we will pay 50% of the costs. All construction items are required to be completed by defined dates, and if not completed, we could owe the charter school up to $4.0 million in liquidated damages. We have already begun construction and believe the construction will be completed in a timely manner. We estimate we will spend $4.0 million over the next eighteen months completing these items, which are public improvements; therefore, we believe these costs will be reimbursed by the Sky Ranch CAB.

Summary Cash Flows Table

	Nine Months Ended
(In thousands)	May 31, 2022	May 31, 2021	$ Change	% Change
Cash (used) provided by:
Operating activities	$(11,933)	$193	$(12,126)	(6,283)%
Investing activities	(3,794)	(2,253)	(1,541)	(68)%
Financing activities	1,033	59	974	1,651%

Net Change in cash	$(14,694)	$(2,001)	$(12,693)	(634)%

For the nine months ended May 31, 2022, operating activities used a net $11.9 million of cash, which is due to positive net income being offset by income tax payments, use of cash to fund construction activities (including the public improvements) at Sky Ranch, and timing of when payments are remitted to vendors.  We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.

For the nine months ended May 31, 2022, investing activities used $3.8 million in cash. The majority of this was related to the land development activities in the second development phase of Sky Ranch.

For the nine months ended May 31, 2022, financing activities produced $1.0 million of cash, mainly from the receipt of $1.0 million in proceeds from a loan to fund construction of the new single-family rental units.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangement consists of the contingent portion of the Comprehensive Amendment Agreement No. 1 associated with the acquisition of our Rangeview Water Supply as described in Note 5 to the 2021 Annual Report.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included in our 2021 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three months ended May 31, 2022 are the same as those described in our 2021 Annual Report. There have been no changes to our critical accounting policies during the three or nine months ended May 31, 2022. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2021 Annual Report.

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

The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures during our fiscal 2021, as well as of May 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the fiscal 2021 evaluation, the President and the Chief Financial Officer each concluded that, during fiscal 2021 and as of May 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting resulting from ineffective controls related to management’s preparation and review of spreadsheets which compromised the integrity of the spreadsheets used to support and record transactions related to the public improvement reimbursable amounts and related interest income. To address this material weakness, management devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting by implementing additional steps in the review process of various complex schedules that support accounting entries on a monthly and quarterly basis in addition to considering moving these manual tracking and reconciliation processes to a more automated process through the purchase of a software system. Management will continue to assess the new controls and procedures throughout fiscal 2022 before it is able to conclude the material weakness over internal controls is fully remediated.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our 2021 Annual Report with the SEC, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three and nine months ended May 31, 2022 to the risk factors discussed in “Item 1A. Risk Factors” of our 2021 Annual Report. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

July 11, 2022