Form 10-K
period 2022-08-31
PURE CYCLE CORP
filed 2022-11-14
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $228,258,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 11, 2022 – 23,841,728

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended August 31, 2022. Alternatively, we may include such information in an amendment to this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Annual Report on Form 10-K, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated revenue from our commercial water sales;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	increased demand for single-family rental homes;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction and sale of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated financial results, including anticipated increases in customers and revenue, from development of our Sky Ranch property;
●	estimated tap fees to be generated from the development of the various phases of Sky Ranch;
●	anticipated expansion and rental dates for our single-family rental units;
●	anticipated revenues and cash flows from our single-family rental units;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” (as defined herein) and the timing and availability of water from, and projected costs related to, WISE;
●	increases in future water or wastewater tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●	anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;
●	capital required and costs to develop Sky Ranch;
●	anticipated development of other phases concurrently with the second phase of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Range, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenues from customers in the Rangeview District, Sky Ranch Districts, and Elbert & Highway 86 District;
●	plans for the use and development of our water assets and potential delays;
●	estimated number of connections we can serve with our existing water rights;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	anticipated number of deep-water wells required to continue expanding and developing our Rangeview Water Supply;
●	expenditures for expenses and capital needs of the Rangeview District;
●	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
●	plans to drill water walls into aquifers located beneath the Lowry Range and the timing and estimated costs of such a build out;

●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	factors that may impact labor and material costs;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	estimated supply capacity of our water assets;
●	our belief that we have exceeded market expectations with the delivery of our lots at Sky Ranch;
●	the impact of future cyberattacks on our business, financial condition, operating results and reputation;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	our belief that several long-term land development and housing factors remain positive;
●	the future impacts of COVID-19 on our business;
●	our belief that Sky Ranch is better positioned to navigate the changing market then competitors;
●	the impact of the downturn in the homebuilding market and increased interest rates on our business and financial condition;
●	the recoverability of water and wastewater service costs from rates;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	the anticipated development of the Sky Ranch Academy;
●	service life of constructed facilities;
●	accounting estimates and the impact of new accounting pronouncements;
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting; and
●	our belief that we remediated our material weakness.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations, and the related impacts to the general economy;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	our ability to successfully expand our single-family home rental business and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability and rising interest rates;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	declines in property values which impact tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	changes in private and federal mortgage financing programs and lending practices;

●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in this Annual Report on Form 10-K.

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

We are a diversified water resource and land development company. At our core, we are a wholesale water and wastewater service provider that develops land we own into master planned communities. Our newest business is the development of single-family homes held for rental purposes. Both the land development and single-family home rental lines of business generate customers and usage fees for our water and wastewater resource development business.

Over the past 30+ years, we have accumulated a large portfolio of valuable water rights and land interests along the Front Range of Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we use to serve domestic, commercial, and industrial customers in the eastern Denver metropolitan region (the illustration below notes the general area of our land and water assets). Our primary land asset, known as Sky Ranch, is in one of the most active development areas in the Denver metropolitan region along the rapidly developing I-70 corridor, and we are developing lots at Sky Ranch for residential, commercial, retail, and light industrial uses. Sky Ranch is zoned to include up to 3,200 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space, all of which will be serviced by our water and wastewater resource development segment. Our newest line of business is our single-family rental business where we build single-family homes for rental purposes in Sky Ranch under annual lease agreements. We plan to expand this new line of business to more than 200 rental units over the next several years.

Through our land development segment, we develop master planned communities creating value and opportunity for investors, homeowners, water customers, and businesses along the busy I-70 corridor of the Denver metropolitan area. Our land development segment was borne from our desire to capitalize on the increase in the value water provides to raw land in the Colorado front range.

Our land development activities provide a strategic complement to our water and wastewater resource development business, and vice versa. A significant component of any master planned community is its ability to bring high quality domestic water, irrigation water, and wastewater services to the community. Having control over the water resources in conjunction with developing the land enables us to efficiently build and maintain infrastructure for potable water and irrigation water distribution, wastewater and storm water collection, roads, parks, open spaces, and other investments. It also enables us to efficiently align construction and delivery of these investments with phased take-down commitments from our home builder customers, minimizing significant excess capacity or downtime with these significant investments. By being the landowner, land developer, and water/wastewater provider, we believe we offer a more efficient development process, with more competitive lot pricing, which results in a more affordable and marketable product.

Our water and land assets are designed, constructed, operated, and maintained by us. Our water and land activities are each a distinct line of business which are operated as separate, but cohesive business segments. We refer to these segments as our water and wastewater resource development segment and our land development segment, both of which are described in greater detail below. In March 2021, we launched a new line of business which will be referred to as our single-family home rental line of business. During Phase 1 of the development of Sky Ranch, we retained ownership of four residential lots, on which we built or are building single-family homes which we own, maintain, and rent to qualified renters. We have contracted for the construction of ten homes with a reputable home builder in Phase 2A, and we expect these homes to be completed and ready for renters at various dates throughout our fiscal 2023. We anticipate that this single-family home rental business will become our third segment when it is material to our operations.

Denver International Airport
Commerce City
Pena Blvd
70
Colorado Air and Space Port
Manila
Sky Ranch First Filing
5521 ft
Sky Ranch New Filing
5665 ft
Watkins
Strasburg
E Colfax Ave
A-2
SR-UA
Sky Ranch
Aurora
Buckley Space Force Base
Cherry Creek
Sullivan
Cherry Hills Village
Cherry Creek Reservoir
Greenwood
A-20
A-13
Arapahoe County Fairgrounds
LFH-11
BE-1
Proposed Reservoir B
Aurora Reservoir
A-4
A-2
A-14
A-1
A-7
Proposed Reservoir C
Box Elder Creek
Lowry Range
Stonegate
Parker
6415 ft
Rueter-Hess Reservoir
Castle Pines
East Plum Creek
West Plum Creek
Ponderosa Park
Castle Rock
Elizabeth
Kiowa
Kiowa Creek
Comanche Creek
Wild Pointe Ranch
Cherry Creek
Douglas
Tomah
7485 ft
State Highway 86
Sky Ranch Water Tank
Sky Ranch Reservoir
Sky Ranch Reservoir 1
Sky Ranch Future Reservoir Site
Future Sky Ranch Reservoir 2
Lowry Pond
Office Pond 3
Office Pond 2
Office Pond 1
Ridgeview Academy
RIDGE VIEW ACADAMY
Arapahoe County Fairgrounds
ARAPAHOE COUNTY FAIRGROUNDS & REGIONAL PARK
Transmission Main
Distribution Main
Residential Service
Commercial Service
Hydrant Service
Irrigation Service
Water Storage Boundary
Pure Cycle Service Area
N
0
2
4
Miles

Water and Wastewater Resource Development Segment

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

Our water supplies, which can be used in our exclusive service area and other areas along the eastern I-70 corridor, enable us to add significant value to our land development segment by bringing water to land that does not have water for development and enhance the value of that land, as well as our water resources, to a greater extent than either a traditional water utility or land developer can. Having a valuable portfolio of water in a water short region provides us with a competitive advantage over other land developers who may be required to buy expensive water, pay significant fees to another water provider, in lieu of buying water, and/or wait for a city to annex property and extend costly water and wastewater infrastructure to the property before development can begin. Having our own water supply gives us more control over the land entitlement and development process and the ability to capitalize on the value of our water rights. In addition, we have significant in-house expertise in engineering, operations, and land development which allows us to take a hands-on approach to the water and land development process.

We mainly provide wholesale water and wastewater services to local governmental entities that in turn provide residential and commercial water and wastewater services to customers in their communities. Our largest customer is the Rangeview Metropolitan District (Rangeview District). We have the exclusive right to provide water and wastewater services to the Rangeview District’s customers in its exclusive 24,000-acre service area in the southeastern Denver metropolitan area pursuant to various agreements that are described in greater detail below. As of August 31, 2022, through the Rangeview District, we provide service to more than 1,000 single-family equivalent (SFE) water connections and more than 700 SFE wastewater connections. These connections are located mainly in the southeastern metropolitan Denver area on the Lowry Range, at our Sky Ranch development and other nearby areas where we have acquired service rights. With the water rights we own and control, we believe we can serve an estimated 60,000 SFEs. An SFE is a customer, whether residential, commercial, or industrial, that imparts a demand on our water or wastewater systems based on the demand of a family of four persons living in a single-family house on a standard sized lot. For some instances herein, as context dictates, the term “acre-feet” (which is approximately 326,000 gallons) is used to designate an annual decreed amount of water available during a typical year.

In addition to our domestic customers, we provide raw water for oil and gas operations. Multiple operators lease more than 135,000 acres in and adjacent to our service area with more than 100 wells and miles of oil and gas collection lines. Sales of water to industrial customers in the oil and gas industry are unpredictable and fluctuate dramatically. In late 2021 and throughout 2022, we saw a significant recovery in the oil and gas markets, and this resulted in additional water sales to oil and gas clients in our fiscal 2022 and 2021.

Land Development Segment

In 2010 we purchased approximately 930 acres of land known as Sky Ranch. The illustration on the next page provides our planned overall layout of Sky Ranch. We acquired Sky Ranch with the intention of selling lots to home builders to add value to our core water and wastewater operations by adding the ultimate purchasers of the homes as our water customers. Sky Ranch is being developed in phases over several years, which began in June 2017, when we entered into agreements with three national home builders to sell the initial 505 residential lots at Sky Ranch (referred to as Phase 1), and has continued when in February 2021, we entered contracts with four national homebuilders for approximately 850 residential lots, in what we call Phase 2 of the Sky Ranch Development. We have divided Phase 2 into four subphases that we refer to as Phases 2A, 2B, 2C and 2D. The Phase 1 lots and the lots being developed in Phase 2A and 2B are shown in the map below.

Illustrative map of the Sky Ranch Master Planned Community

I-70
FUTURE LIGHT INDUSTRIAL PARCELS
FUTURE COMMERCIAL PARCELS
FUTURE OFFICE PARCELS
Phase 1
FUTURE SCHOOL SITE
FUTURE SINGLE FAMILY DEVELOPMENT
Phase 2B
Phase 2A
FUTURE COMERCIAL PARCEL
EXISTING WATER FACILITY
OIL & GAS FACILITY
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE PARKS & OPEN SPACE
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE PARKS & OPEN SPACE
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE PARKS & OPEN SPACE
OIL & GAS FACILITY
FUTURE PARKS & OPEN SPACE
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE MIXED-USE DEVELOPMENT

As of August 31, 2022, we have delivered to homebuilders all 505 lots in Phase 1 and 219 lots in Phase 2A of the Sky Ranch development. In addition, we retained four lots in Phase 1 for our single-family rental business and ten lots in Phase 2A for the single-family rental business (bringing total lots to 509 in Phase 1 and 229 in Phase 2A). As of August 31, 2022, homebuilders have built and sold 473 homes at Sky Ranch, with another approximately 90 homes under construction. In addition, we completed three rental units, which have been rented since November 2021, and began construction on the next eleven units. All Phase 1 lots in Sky Ranch are complete and all public improvements have been accepted by the various governmental entities that will control and maintain the infrastructure.

In February 2021, we broke ground on Phase 2 lots at Sky Ranch, which will include 850 residential lots, for which we have contracted to sell 804 finished lots to four homebuilders who will construct attached and detached single-family residential homes. We retained 46 lots which we will use in our single-family rental business. As of August 31, 2022, we have closed on the 219 lots in Phase 2A sold to the home builders and are completing landscaping and other items required under the sales contracts. We believe we will complete all our required construction items in Phase 2A in the next twelve months. We believe it will take three years to complete all construction and sell all the finished lots in all four subphases of Phase 2, depending on the market conditions and permitting process.

As disclosed in March 2021, a new Charter School, Sky Ranch Academy, was formed for the purposes of partnering with the Bennett School District 29J to operate a new K-12 Charter School to be located at Sky Ranch. Sky Ranch Academy has partnered with National Heritage Academy (NHA) to operate the charter. NHA brings more than 25 years of experience providing educational services at 100 schools in nine states, educating more than 60,000 students including four other schools in Colorado. Sky Ranch Academy is expected to open in August 2023.

Single-Family Rentals

The past several years the housing market and home prices in Colorado grew at double-digit rates. In recent months this growth has tapered in many markets, specifically in higher priced homes. As mortgage rates increase, and the average price of homes in Colorado continues to increase, we believe rental units are increasingly necessary to provide affordable housing options to the growing population in Colorado. Additionally, more than any other time in the USA, we have seen a shift from people having to rent to people choosing to rent. We believe this shift will continue to shape the housing market for the foreseeable future. To capitalize on the growing single-family rental market, in 2021 we launched our single-family rental division. We contracted with a local semi-custom home builder to construct four single-family detached homes on four lots in Phase 1 at Sky Ranch that we retained for use in our rental division. Three of the homes were completed and rented in November 2021. With the initial success of our first three rental homes, during fiscal 2022, we began construction on eleven more homes we will use in our rental division upon completion (expected to be completed and ready for rental at various dates throughout our fiscal 2023). These rental units represent the initial investment into what we expect to become our third operating segment as we expect to add 46 homes in Phase 2 with the ability to add more than 100 more units in the near term. We believe having ongoing recurring rental income, in a community we are heavily involved with, which is experiencing double digit growth in home values provides tremendous upside potential for growing our balance sheet and diversifying our recurring revenue streams.

Our Water Assets

We use our valuable and growing water and land assets to conduct our water and land development operations. Our water assets are summarized in the table below and further discussed in this section:

Water Source	Groundwater	Designated Groundwater	Surface Water	Total
Rangeview Water Supply	(acre-feet)
Export (1)	10,000	—	1,650	11,650
Non-Export (2)	13,685	—	1,650	15,335
Fairgrounds	321	—	—	321
Sky Ranch	828	—	—	828
Lost creek supply	220	670	—	890
WISE (3)	—	—	900	900
Total	25,054	670	4,200	29,924
(1)	Pending completion by the “Land Board” (defined below) of documentation related to the exercise of our right to substitute 1,650 acre-feet of our groundwater for a comparable amount of surface water.
(2)	We have the exclusive right to use this water to provide water services to customers on and off the Lowry Range, as described further below.
(3)	Amount of WISE water available for our use may vary by year and is described in greater detail below.

Rangeview Water Supply

The Rangeview Water Supply consists of 26,985 acre-feet of tributary surface water, non-tributary groundwater, and not non-tributary groundwater. Additionally, the Rangeview Water Supply has 26,000 acre-feet of adjudicated reservoir sites. Terminology typically used in the water industry that may help readers understand water rights are detailed below.

●	Non-Tributary Groundwater – groundwater located outside the boundaries of any designated groundwater basins in existence on January 1, 1985, the withdrawal of which will not, within one hundred years of continuous withdrawal, deplete the flow of a natural stream at an annual rate greater than one-tenth of one percent of the annual rate of withdrawal.
●	Not Non-Tributary Groundwater – statutorily defined as groundwater located within those portions of the Dawson, Denver, Arapahoe, and Laramie Fox-Hill aquifers outside of designated basins that does not meet the definition of “non-tributary.”
●	Tributary Groundwater – all water located in an aquifer that is hydrologically connected to a natural stream such that depletion has an impact on the surface stream.
●	Designated Groundwater – renewable and sustainable groundwater from certain areas of Colorado designated by the Colorado Ground Water Commission subject to management under the Colorado Ground Water Commission’s rules.
●	Tributary Surface Water – water on the surface of the ground flowing in a stream or river system.

The Rangeview Water Supply is principally located in the southeast Denver metropolitan area at the “Lowry Range,” which is land owned by the State Board of Land Commissioners (Land Board) and is described below.

We acquired our Rangeview Water Supply through the following agreements:

●	The 1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (Lease), among us, the Land Board, and the Rangeview District;
●	The 1996 Service Agreement between us and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between us and the Rangeview District (Lowry Service Agreement), which allows us to provide water service to the Rangeview District’s customers located on the Lowry Range;
●	The Agreement for Sale of non-tributary and not non-tributary groundwater between us and the Rangeview District (Export Agreement), pursuant to which we purchased a portion of the Rangeview Water Supply that we refer to as our “Export Water” because the Export Agreement allows us to export this water from the Lowry Range to supply water to nearby communities; and
●	The 1997 Wastewater Service Agreement between us and Rangeview District (Lowry Wastewater Agreement), which allows us to provide wastewater service to the Rangeview District’s customers on the Lowry Range.

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

Fairgrounds Water

The fairgrounds water represents groundwater rights we acquired from Arapahoe County in conjunction with us entering into water service agreements with the county for the Arapahoe County Fairgrounds. We use this water with our overall Rangeview Water Supply for supplying water services throughout our service area.

Sky Ranch Water Supply

As part of the acquisition of the Sky Ranch land in 2010, we also acquired the 828 acre-feet of water located beneath the property. The water is being used as part of our overall water distribution system, which includes providing services to the Sky Ranch Master Planned Community.

Lost Creek Water Supply

The “Lost Creek Water” is comprised of water rights we acquired in 2019 and 2022 in the Lost Creek Designated Ground Water Basin. In August 2019, we purchased 300 acre-feet of designated groundwater and 220 acre-feet of groundwater and ditch water. In June 2022, we purchased 370 acre-feet of designated groundwater. All the Lost Creek Water has been changed for use as municipal/industrial water, additionally we have filed an application with the Colorado Water Court to use the Lost Creek Water to augment our municipal/industrial water supplies at the Lowry Range. Our plans are to consolidate our Lost Creek Water with our Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off the Lowry Range.

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

South Metropolitan Water Supply Authority (SMWSA) and Water Infrastructure Supply Efficiency Partnership (WISE)

SMWSA is a municipal water authority in Colorado organized to pursue the acquisition and development of water supplies on behalf of its members, which include the Rangeview District. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. Pursuant to certain agreements between us and the Rangeview District, we agreed to provide funding to enable the Rangeview District to acquire rights to water projects undertaken by SMWSA, including rights to water supplied pursuant to the cooperative water project known as WISE. WISE provides for the purchase and construction of infrastructure (such as pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the South Metro WISE Authority (SMWA), consisting of the Rangeview District and nine other SMWSA members, from the City and County of Denver acting through its Board of Water Commissioners (Denver Water) and the City of Aurora acting by and through its utility enterprise (Aurora Water). In exchange for funding the Rangeview District’s WISE obligations, we have the exclusive right to use and reuse the Rangeview District’s share of WISE water (approximately 9%) and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from providing those services. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and increasing acre-feet of water per year as noted below.

Water Year (June 1 - May 31)	Acre-feet Subscription
2023	600
2024	700
2025	800
2026 and thereafter	900

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2021, WISE water was $5.98 per thousand gallons and such rate remained in effect through calendar 2021. Effective, January 1, 2022, WISE water increased to $6.13 per thousand gallons, which will be in effect for all of calendar 2022. In addition, we pay certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves. For the year ended August 31, 2022, we, through the Rangeview District, purchased a total of just over 360 acre-feet of WISE water for $0.7 million. For the year ended August 31, 2021, we, through the Rangeview District, purchased a total of just under 320 acre-feet of WISE water for $0.6 million.

During the years ended August 31, 2022 and 2021, we provided $0.9 and $1.1 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allocable share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

Additionally, in 2021 the Rangeview District entered into an agreement with WISE to construct special facilities for $0.6 million. The construction of these special facilities began in our fiscal 2021 and was completed in our fiscal 2022. We funded the construction of the special facilities, and the Rangeview District remitted the entire $0.6 million it received to us.

East Cherry Creek Valley System

Pursuant to a 1982 agreement, the Rangeview District may purchase water from East Cherry Creek Valley Water and Sanitation District’s (ECCV) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the Lowry Range. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including hydraulic fracturing for oil and gas wells. The agreement allows us to use the ECCV system through April 30, 2032, in exchange for a flat monthly fee and a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

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

Monthly Metered Water Usage and Wastewater Treatment Fees

Monthly metered water usage fees are assessed to customers based on actual deliveries each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. The water usage fees for customers on the Lowry Range are noted in the tables below:

Current Lowry Range tiered potable water usage pricing structure

Base charge per SFE per month	$32.74
Price ($ per thousand gallons used per month)
0 gallons to 15,000 gallons	$4.63
15,000 gallons to 30,000 gallons	$8.10
30,000 gallons and above	$9.95

Current Lowry Range tiered non-potable water usage pricing structure

Base charge per SFE per month	$32.74
Price ($ per thousand gallons used per month)
0 gallons to 15,000 gallons	$3.94
15,000 gallons to 30,000 gallons	$6.89
30,000 gallons and above	$8.46

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

Water and Wastewater Tap Fees

We generate significant revenues from fees charged to customers to connect to our water and wastewater systems. These fees are known as tap fees. The tap fee is a non-refundable fee that is payable typically at the time a building permit is granted for construction of a home or business and authorizes the property to connect to the water or wastewater system. Once granted, the right stays with the property. We have no obligation to physically connect the property to the lines; this is typically done by the homebuilder. Once connected to the water and/or wastewater systems, the property has live service, and the customer can receive metered water deliveries from our system and send wastewater into our system. Thus, the customer has full control of the connection right as it can obtain all the benefits from this right. Our systems are “wholesale facilities,” namely those assets used to deliver water and wastewater to a service area or major regions or portions thereof. Wells, treatment plants, pump stations, tanks, reservoirs, transmission pipelines, and major sewage lift stations are typical examples of wholesale facilities.

The Rangeview District’s 2022 water tap fees are $28,308 per SFE, and its wastewater tap fees are $4,944. The Rangeview District assesses its tap and usage fees annually and adjusts the rates as necessary.

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

Service to Customers Not on the Lowry Range

In addition to customers on the Lowry Range, we have an agreement with the Rangeview District to be its exclusive water and wastewater service provider throughout its service area. This includes the design, construction, operation and maintenance of water and wastewater systems to serve the Rangeview District’s customers located outside the Lowry Range service area (for example Wild Pointe and Sky Ranch) (Non-Lowry Service Agreement). In exchange for providing water and wastewater services to the Rangeview District’s customers that are not on the Lowry Range, we receive 100% of water and wastewater tap fees, 98% of the water usage fees, and 90% of the monthly wastewater service and usage fees received by the Rangeview District from these customers, after deduction of royalties due to the Land Board, if applicable (i.e., if we use a portion of the Rangeview Water Supply, such as the Export Water, to provide service to such customers). We are currently not using the Rangeview Water Supply at Sky Ranch, but we may do so in the future, in which case water usage fees to be collected for such service would become subject to the Land Board royalty.

Sky Ranch Water and Wastewater Service – As described in more detail below, we are developing approximately 930 acres of land as a Master Planned Community known as Sky Ranch. Pursuant to the Non-Lowry Service Agreement, we are the exclusive provider of water and wastewater services to all current and future residents, businesses, and other water users at the Sky Ranch development.

Wild Pointe – Elbert & Highway 86 Commercial Metropolitan District – In 2017, we entered into an agreement with the Rangeview District, which had entered into an agreement with Elbert & Highway 86 Commercial Metropolitan District (Elbert 86 District), to operate and maintain a water system for residential and commercial customers at the Wild Pointe development in Elbert County. The water system includes two deep water wells, a pump station, treatment facility, storage facility, over eight miles of transmission lines, and over 450 acre-feet of water rights serving Wild Pointe. We provided $1.6 million in funding to acquire the exclusive rights to operate and maintain all the water facilities in exchange for payment of the remaining residential and commercial tap fees and annual water use fees. Service to Wild Pointe is governed by the Non-Lowry Service Agreement.

Our Land Development Assets – Sky Ranch

In 2010, we purchased approximately 930 acres of undeveloped land in unincorporated Arapahoe County, which we are actively developing as the master planned community known as Sky Ranch. With the property acquisition, we also acquired nearly 830 acre-feet of water beneath Sky Ranch and approximately 640 acres of oil and gas mineral rights. Sky Ranch is located 16 miles east of downtown Denver, four miles north of the Lowry Range, and four miles south of Denver International Airport.

Sky Ranch is zoned for residential, commercial, and retail uses, including up to 3,200 homes and more than two million square feet of commercial, retail, and light industrial development. See illustration above for the current layout of Sky Ranch. The development of Sky Ranch will occur in multiple filings and phases which will take several years to complete. Phase 1 of Sky Ranch included more than 150 acres and has a total of 509 detached single-family residential lots. Of the 509 lots, we sold 505 finished lots to homebuilders, all of which were sold as of August 31, 2021, and retained the remaining lots for use in our single-family home rental business. In February 2021, we began construction on Phase 2 of the development, which will include 850 lots of which we have contracted to sell 804 lots to home builders for detached and attached single-family homes, and the remaining 46 lots we plan to use for our single-family home rental business. Phase 2 is approximately 250 acres and will be constructed in four subphases which we refer to as Phase 2A, 2B, 2C and 2D. Development activities for Phase 2A, consisting of 229 lots, began in February 2021, and by August 31, 2022, we had substantially completed construction and transferred 219 lots to the four homebuilders. We retained ten lots in Phase 2A on which we are constructing units for our single-family rental business. The total sales price for the 804 lots sold to the homebuilders is $65.0 million, which is subject to price escalations depending on development timing which are not included in that figure. The total sales price for the 219 lots in Phase 2A is $18.4 million. Our preliminary total cost estimates for developing all 229 lots in Phase 2A is $20.4 million, with approximately $17.8 million of that estimated to be spent on public improvements which are eligible for reimbursement by the Sky Ranch CAB. See below for a description of the conditions that may limit our ability to receive reimbursables and a definition of the Sky Ranch CAB.

As the land developer, we are providing finished lots (i.e. lots ready for building permits to construct homes) to each of the home builders. We build, or contract to build, the roads, curbs, wet and dry utilities, storm drains, parks, open spaces, and other related improvements as part of a fully master planned community. Each builder is required to purchase water and wastewater taps for each lot from the Rangeview District at the time a building permit is issued. The cost of the water and wastewater tap for a lot depends on the size of the lot, the size of the house, and the amount of irrigated landscaping. Pursuant to the Non-Lowry Service Agreement, we receive all the water and wastewater tap fees from tap sales at Sky Ranch and 98% of the ongoing monthly water and wastewater service revenues.

Public improvements, such as roads, parks, and water and sanitary sewer mains, storm sewer, and drainage improvements, that are shared by all homeowners in the development and not specific to any private finished lot are ultimately owned by the governmental metropolitan district or other municipality that is responsible for the maintenance of the improvements. Upon completion and acceptance of certain public improvements by the “Sky Ranch Districts” or the Sky Ranch CAB (both of which are defined below), we are entitled to receive reimbursement for the verified public improvement costs. Pursuant to certain agreements with the Sky Ranch Districts and the Sky Ranch CAB, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., which costs are reimbursed to us by the Sky Ranch CAB, through funds generated by the Sky Ranch Districts through taxes, fees, or the issuance of municipal bonds. See Note 2 and Note 5 to the accompanying consolidated financial statements regarding treatment and recognition of these public improvement costs.

Pursuant to our service agreements, we are required to construct all required wholesale water and wastewater improvements (i.e., a wastewater reclamation facility, water supply, storage, treatment, and other wholesale facilities) for the provision of water and wastewater service to the property. As of August 31, 2022, we have completed the required wholesale facilities and other infrastructure to provide water for the first 900 homes and wastewater for over 2,000 homes at Sky Ranch. The most significant wholesale facility built was the wastewater reclamation facility, which cost $10.2 million and has a designed capacity to provide wastewater for more than 2,000 single-family homes before requiring expansion. This allows the treatment facility to process wastewater for several development phases at Sky Ranch before additional investment is needed to increase its capacity.

We expect to have other phases developing concurrently with the second phase that could include commercial, retail, and light industrial sites. We expect full development of the Sky Ranch Master Planned Community to take another eight to ten years depending on market conditions.

Pursuant to the Sky Ranch Water and Wastewater Service Agreement, dated June 19, 2017, between PCY Holdings, LLC (a wholly-owned subsidiary of ours that holds title to the Sky Ranch land), and the Rangeview District, PCY Holdings, LLC, agreed to construct certain facilities necessary to provide water and wastewater service to Sky Ranch. The Rangeview District, through us as its exclusive service provider, agreed to provide water and wastewater services to the Sky Ranch property. We have installed over 15.5 miles of water delivery and wastewater collection infrastructure at a cost of $4.9 million, which is reimbursable by the Sky Ranch CAB as outlined in Note 5 to the accompanying consolidated financial statements.

We have also leased the oil and gas minerals underlying the property to a major independent exploration and production company.

Sky Ranch Metropolitan Districts

The Sky Ranch Metropolitan District Nos. 1, 3, 4, 5, 6, 7 and 8 are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing services to the Sky Ranch property (Sky Ranch Districts). The Sky Ranch Districts are governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Sky Ranch Districts must own an interest in property within the boundaries of the district. We own certain rights and real property interests which encompass the current boundaries of the districts and certain of our employees serve on the boards of directors of the Sky Ranch Districts. The current directors of the districts are Mark W. Harding (our President, Chief Executive Officer, and a director), Kevin B. McNeill (our Vice President and Chief Financial Officer), Scott E. Lehman (our employee), Dirk Lashnits (an employee of ours), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, McNeill, Lehman, and Lashnits have all elected to forego these payments.

Sky Ranch Community Authority Board

Districts No. 1 and 5 of the Sky Ranch Districts, formed the Sky Ranch Community Authority Board (Sky Ranch CAB) to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District and/or the Sky Ranch CAB to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. We entered into agreements, first with Sky Ranch Metropolitan District No. 1 in 2014 and later with the Sky Ranch CAB, that require us to fund expenses related to the construction of an agreed upon list of public improvements for the Sky Ranch Master Planned Community.

We and the Sky Ranch CAB entered into a Facilities Funding and Acquisition Agreement (FFAA) effective November 2017, obligating us to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the FFAA bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058, for Phase 1 and December 31, 2060, for Phase 2A, shall be deemed forever discharged and satisfied in full. Advances and verified costs expended by us for expenses related to the construction of the agreed upon public improvements are reimbursable to us by the Sky Ranch CAB. No repayment is required of the Sky Ranch CAB for advances made or expenses incurred related to the construction of public improvements unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient funds from property taxes, fees, or the issuance of bonds in an amount sufficient to reimburse us for all or a portion of advances or other public improvement expenses incurred. The Sky Ranch CAB agrees to exercise reasonable efforts to issue bonds to reimburse us subject to certain limitations. In addition, the Sky Ranch CAB agrees to utilize any available moneys not otherwise pledged to payment of debt or used for operation and maintenance expenses to reimburse us. Since 2017, we have advanced the Sky Ranch CAB a total of $42.1 million for funding the construction of the public improvements. The Sky Ranch CAB has remitted the following amounts to us for repayment of public improvements and the related interest.

●	In November 2019, the Sky Ranch CAB issued bonds and repaid $10.5 million
●	In January 2021, the Sky Ranch CAB repaid $0.4 million from unencumbered funds resulting from a budget surplus in 2021
●	In May 2022, the Sky Ranch CAB repaid $0.1 million from unencumbered funds resulting from a budget surplus in 2022
●	In August 2022, the Sky Ranch CAB issued bonds and repaid $23.6 million

Prior to our fiscal 2021, the reimbursable expenditures we funded were expensed through land development construction costs, and project management revenue and interest income were not recognized as the reimbursement was deemed contingent on a sufficient tax base and/or the issuance of municipal bonds for collectability to be considered probable. As Sky Ranch continues to grow, housing values increased, and the Sky Ranch CAB demonstrated the ability to repay the amounts owed to us, the collectability of reimbursable expenditures incurred to date has been determined to be probable; Therefore, during fiscal 2021 we recognized the remaining reimbursable costs, project management fees, and interest. During the year ended August 31, 2021, we recognized $21.7 million as a note receivable – related party with the offsetting entries being to other income, project management revenue and interest income for costs deemed reimbursable from the Sky Ranch CAB. Due to continue growth and the continued belief the Sky Ranch CAB can repay amounts we spend on public improvements, Phase 2 reimbursable public improvements, along with the project management revenue, and interest income are being recorded as a note receivable from the Sky Ranch CAB as incurred. Note 5 to the accompanying consolidated financial statements summarizes the changes to the note receivable. The Sky Ranch CAB has an obligation to repay us but the ability of the Sky Ranch CAB to repay us before the contractual termination dates is dependent upon the establishment of a tax base or other fee generating activities sufficient to recover reimbursable costs incurred. Costs incurred will be recognized as land under development costs or notes receivable – related party, depending on whether collectability is deemed to be considered probable. In addition to the note receivable balance, the Sky Ranch CAB refunded $0.5 million for the reimbursement of construction costs from the Southeast Metropolitan Storm Water Authority (SEMSWA).  These costs were distributed to the Sky Ranch CAB upon the acceptance of the stormwater infrastructure by SEMSWA during our fiscal 2022.

The current directors of the Sky Ranch CAB are Mark W. Harding (our President, Chief Executive Officer, and a director), Kevin B. McNeill (our Vice President and Chief Financial Officer), Scott E. Lehman (our employee), Dirk Lashnits (our employee), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, McNeill, Lehman, and Lashnits have all elected to forego these payments.

Other Assets

Oil and Gas Leases

In 2011, we entered into an Oil and Gas Lease (Sky Ranch O&G Lease) and Surface Use and Damage Agreement and received an up-front payment and a 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from the mineral estate we own at Sky Ranch. The Sky Ranch O&G Lease is now held by production, and we have been receiving royalties from the oil and gas production from six wells drilled within our mineral interest. During the years ended August 31, 2022 and 2021, we received $0.5 million and $0.3 million in royalties attributable to these wells.

In September 2017, we entered into a three-year Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (Bison Lease) for the purpose of exploring for, developing, producing, and marketing oil and gas from 40 acres of mineral estate we own adjacent to the Lowry Range, and we received an up-front payment of $0.2 million. The up-front payment received pursuant to the Bison Lease was being recognized into revenue ratably over a three-year period, which expired in September 2021, and was not extended.

In July 2019, we entered into an Agreement on Locations of Oil and Gas Operations covering approximately 16 acres at Sky Ranch with the operator of the Sky Ranch O&G Lease (OGOA). The Company received an up-front payment of $0.6 million in fiscal 2019 for the OGOA, which was recognized as income on a straight-line basis over three years (the term of the OGOA). In July 2022, the operator had not spud at least one well on the oil and gas operations area.  To extend its rights under the OGOA for one additional year, the oil and gas operator paid us $75,000, which is being recognized into income over the term of the extension. The operator may extend the OGOA for one additional year after that for a total of five years. As of August 31, 2022, no wells have been drilled.

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

Significant Customers

We primarily provide water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. The Rangeview District accounts for the majority of our water and wastewater service revenue. Refer to Note 10 in the accompanying consolidated financial statements for additional information on our significant customers.

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

During fiscal 2022 and 2021, combined, we invested over $9.0 million in plant and facilities that interconnect the Rangeview District, WISE, and Sky Ranch water and wastewater systems to provide water and wastewater services to our growing customers at Sky Ranch and elsewhere. We expect to continue to invest in water rights and facilities as our customer demands grow.

We continue developing our Sky Ranch property, including finishing lots for home builders, building additional water and wastewater infrastructure for residential and commercial development at the property, and having homes constructed for our single-family home rental business. During the years ended August 31, 2022 and 2021, for Phases 1 and 2A we invested $11.5 million and $7.3 million in our Sky Ranch land which included $2.0 million and $2.5 million of expensed costs related to the delivery of finished lots and $9.5 million and $4.8 million of costs for public improvements which we expect to be repaid by the Sky Ranch CAB. Additionally, we spent approximately $0.9 million and $1.0 million on construction costs related to our single-family rental business. Phase 1 was our first project as a land developer and was done ahead of our original schedule and on budget. We anticipate Phase 2A, which broke ground in February 2021, to incur a total of $20.4 million of construction costs to deliver the lots (of which we estimate $17.8 million is for public improvements which we expect to be repaid by the Sky Ranch CAB).  Phase 2A is planned to be complete in the next year and has been funded by the $18.4 million of total fees paid under our lot sales agreements and will be further funded by the reimbursements from the Sky Ranch CAB of public improvements, which we estimate to be $17.8 million. During the years ended August 31, 2022 and 2021, we sold 154 and 163 water and wastewater taps at Sky Ranch to homebuilders, which generated $4.5 million and $5.1 million of tap fees. As of August 31, 2022, we have sold 618 water and wastewater taps at Sky Ranch in Phases 1 and 2A. Based on current prices and engineering estimates, we believe Phase 2 of Sky Ranch will produce more than $24.0 million in water and wastewater tap fee revenue and cash over the next 3-5 years.

Our first three rental units at Sky Ranch were completed and rented in November 2021. We have begun construction on the next eleven rental units and plan to build more than 36 additional rental units over the next several years in Phases 2B-D. We anticipate building these units concurrent with construction of homes in Phase 2. We design and price rental units closer to the start of construction and currently do not have an estimate of the costs to construct or potential returns of the future rental units.

We plan to develop additional water assets within the Denver area and are exploring opportunities to utilize our water assets in areas adjacent to our existing water supplies. Additionally, we continue to source additional land acquisitions that could be paired with our water to provide additional growth to both our land development and water and wastewater segments.

Growth in Colorado

Despite the impacts of COVID-19, Colorado has continued to grow. According to the 2021 census report, Colorado added over 744,000 residents from 2010 to 2021, a growth of 14.8%, bringing the Colorado population to nearly 5.8 million, which is projected to grow to more than 8.7 million by 2050. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region (and our Sky Ranch community), could require an additional

400,000 acre-feet of water by the year 2030 due to continued growth. What makes this difficult for land developers and builders is that Colorado law requires developers to demonstrate they have sufficient water supplies for their proposed projects before zoning applications will be considered. This means developers and builders must solve their own water problems prior to development rather than wait for cities and municipalities to solve the problem. This indicates that water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify.

Due to COVID-19, we have witnessed several changing consumer patterns, including residents leaving downtown urban areas to buy homes in the suburbs. This put our Sky Ranch community in the enviable position of being able to respond to this demand due to its great location, affordable home prices, available inventory, and easy access to work centers and major transportation corridors. We believe our ability to pair our water to our land and our in-house expertise for operating our systems allowed us to provide home builders with an affordable and sustainable master planned community that allowed our builders to quickly satisfy the increased demand from home buyers. We believe our affordable community will continue to grow even in the slowing housing market we are experiencing in the later months of calendar 2022.

Growth in the Denver area has trended east with significant activity occurring along the I-70 corridor, an area which enjoys excellent transportation infrastructure with I-70, rail access, and Denver International Airport (DIA). The region has significant employment centers, including DIA, the University of Colorado Anschutz Medical Campus, an Amazon fulfillment center, the Rocky Mountain Regional VA Medical Center, Buckley Space Force Base, and more, creating demand for residential, retail, and commercial development opportunities.

This tremendous growth, coupled with the low new and resale inventory, along with a shift in lifestyle choices from home ownership to renting, has pushed the single-family rental market into double-digit growth. Although this market has existed for decades, the focus has shifted from individuals owning the units to commercial institutions buying large blocks of houses for rentals. The single-family rental space is now the fastest growing segment in the U.S. housing market. Demand for rental has been steadily increasing due to current demographic trends related to Gen-Y and baby boomers; however, migration patterns related to Covid-19 have accelerated that demand. According to the 2021 census, single-family rentals grew by 31% from 2007 to 2016, compared to 14% for multifamily rentals over the same period. As the demand for more single-family rental properties grows, an increasing number of larger investors are expanding their investment strategy to include the product. The single-family rental market is estimated at $3.4 trillion, compared to $3.5 trillion for the multifamily market, and institutional investors make up less than 2% of the market compared to 55% for the multifamily market. As more young families, families with children, and retirees look to rent single family homes with yards and upscale amenities on a long-term basis, more investors are looking to the single-family rental markets to expand their portfolios and grow their capital.

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

As a result of the COVID-19 pandemic, we have continued to enforce many safety measures to protect the health and well-being of our employees, customers, business partners, and their families. While state and local mandates have been for the most part removed, we continue to encourage voluntary vaccinations and healthy practices such as hand washing, disinfecting, and social distancing when necessary. While we have transitioned back to a more traditional in office work environment, we continue to offer flexible work arrangements to employees and consultants while maintaining our efficiency with the use of video conferencing and electronic data sharing platforms. We were informed that our builder customers also took precautionary measures to ensure the safety of their employees, customers, business partners, and their families. These measures varied by builder. The most dramatic impact on our operations was and continues to be delays in the permitting process, inspections, and other activities requiring governmental agencies due to expansive work restrictions that continue to be imposed on their operations. Mainly, we experienced delays in the permitting process through the county which delayed the start of construction of Phase 2A of the Sky Ranch development. We expect COVID-19 to continue to play a role in potential delays related to the further subphases in Phase 2 at Sky Ranch due to continued changing governmental orders.

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

Land Development

Developing raw land is a highly competitive business, requires substantial upfront capital and typically requires many years to complete. There are many developers, as well as properties and development projects, in the same geographic area in which Sky Ranch is located. Competition among developers and projects is determined by the location of the real estate, the market appeal of the development plan, the cost and value of the end product, the developer’s ability to build, market and deliver projects on a timely and cost effective basis, and the availability of water to serve the project. Residential developers sell to home builders, who in turn compete based on location, price/value, market segmentation, product design, and reputation. Commercial, retail, and industrial developers sell to and/or compete with other developers, owners, and operators of real estate for a limited number of potential buyers. We believe we have exceeded the market’s expectations with the delivery of our Phase 1 lots at Sky Ranch and have demonstrated the ability and expertise to continue to deliver lots in a large-scale master planned community.

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

Safe Drinking Water Act

The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency (EPA) to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. The State of Colorado has assumed primary responsibility for enforcing the standards established by the Safe Drinking Water Act and has adopted the Colorado Primary Drinking Water Standards (Code of Colorado Regulations 5 CCR 1003-1). Current requirements for drinking water are not expected to have a material impact on our financial condition or results of operations as we have made and are making investments to meet existing water quality standards. In the future, we might be required to change our method of treating drinking water and make additional capital investments if additional regulations become effective.

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

Employees and Human Capital

We currently have 35 employees, all of whom are full-time, and all are located in the USA. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Compensation and Benefits Program

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. We provide employees with compensation packages that include base salary, incentive bonuses, and long-term equity awards tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and shareholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees benefits such as fully or partially paid health insurance (medical, dental and vision), paid time off, paid sick leave, paid parental leave, paid bereavement time, and a 401(k) plan with a company match.

Diversity and Inclusion

We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better, more innovative services and is crucial to our efforts to attract and retain key talent. During 2022 we created and filled a new position that is helping to align our employees and our board members around dimensions of diversity, such as gender, race, ethnicity, sexual orientation or other shared attributes, which we believe help build community and enable opportunities for development. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within Pure Cycle. We develop and encourage an inclusive culture through company events, participation in our recruitment efforts, and input into our hiring strategies.

Community Involvement

We aim to give back to the communities where we live and work and believe that this commitment helps in our efforts to attract and retain employees. We offer employees the opportunity to give back through volunteering or company donations to approved causes.

For more information on our diversity and inclusion and community involvement initiatives, please see our ESG page on our website at www.purecyclewater.com.

Other Information

Pure Cycle was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008.

Available Information and Website Address

Our website address is www.purecyclewater.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC).

These reports and all other material we file with the SEC may be obtained directly from the SEC’s website, www.sec.gov/edgar/searchedgar/companysearch.html, under CIK code 276720. The contents of our website are not incorporated by reference into this report.

Item 1A – Risk Factors

The following section describes the material risks and uncertainties that we believe could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock. The risks discussed below include forward-looking statements.  Actual results may differ materially from those discussed in these forward-looking statements. These risks should be read in conjunction with the other information set forth in this report, including the accompanying consolidated financial statements and notes thereto.

Risks Related to the Impacts the Economy and External Forces May Have on Our Operations

Our business, operations and financial condition and results may be impacted by the ongoing effects of the COVID-19 pandemic to varying degrees. The ongoing COVID-19 pandemic continues to have a material adverse impact on local and global economies. We have continued to enforce many safety measures enacted to protect the health and well-being of our employees, customers, business partners, and their families. While state and local mandates have been eased, we continue to encourage voluntary vaccinations and healthy practices such as hand washing, disinfecting, and social distancing when necessary.

We planned to begin delivering finished lots in Phase 2A at Sky Ranch in fiscal 2021; however, because of delays in inspections, delays in the permitting process and other activities requiring governmental agencies and the expansive work restrictions imposed on their operations, we did not deliver finished lots in Phase 2A until fiscal 2022. Mainly, we have experienced delays in the permitting process through the county which delayed the revenue recognition in Phase 2A of the Sky Ranch development.

The ongoing COVID-19 pandemic poses the risk that we or our employees, governmental agencies permitting our projects, suppliers, consumers, and other business partners, including our home builders, may be prevented from conducting business activities in the ordinary course should the United States, the state of Colorado, or local governmental authorities once again implement restrictions. New shutdowns or other restrictions could adversely impact the availability or cost of materials, our ability to hire and retain qualified employees, and the availability of qualified subcontractors, which could limit our business operations or increase our costs.

The duration of the COVID-19 outbreak and its ultimate impact on us and on the global economy cannot be determined with certainty. The COVID-19 pandemic could result in significant declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The extent to which COVID-19 will continue to affect us will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, our results of operations could be adversely impacted.

Our operations are concentrated in the Front Range area of Colorado; we are subject to general economic conditions in Colorado. Our assets and operations are located solely in the Front Range area of Colorado. Our performance could be adversely affected by economic conditions in, and other factors relating to, Colorado, including supply and demand for housing and zoning and other regulatory conditions. To the extent that the general economic conditions in the Front Range area of Colorado deteriorate, the value of our assets, our results of operations and our financial condition could be materially adversely affected.

We are dependent on the housing market and development in our targeted service areas for future revenues. The homebuilding industry is cyclical and a deterioration in industry conditions or downward changes in general economic or other business conditions could adversely affect our business, results of operations, cash flows and financial condition. Providing wholesale water service using our Colorado Front Range water supplies is one of our key sources of future revenue. The timing and amount of these revenues will depend in part on housing developments being built near our water assets. The development of the Lowry Range, Sky Ranch and other properties is subject to many factors that are outside our control. If wholesale water sales are not forthcoming or development in our targeted service areas is delayed or curtailed, we may need to use our capital resources, incur additional short or long-term debt obligations, or seek to sell additional equity. We may not be successful in obtaining additional capital. Although there have been positive market gains in the Colorado housing market in recent years, inflation and rising interest rates are intensifying and causing slow downs in the homebuilding industry which economic concerns could have a significant negative impact on our business and financial condition and our plans for future development of additional phases of Sky Ranch.

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

In addition, the residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for acquisitions, interest rate levels and inflation, cost and availability of raw materials, among other factors. The residential housing market is impacted by federal and state personal income tax rates and provisions, and government actions, policies, programs and regulations directed at or affecting the housing market, including the Tax Cuts and Jobs Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies. In 2019, housing starts in Colorado declined compared to housing starts in 2018. However, from 2020 to 2022 housing starts as well as home prices in Colorado increased. Although the number of new home starts continues to be better than during the last economic downturn, if the recovery of the Colorado housing market reverses, we could experience declines in the market value and demand for our lots and rental units, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Our operations could be adversely impacted increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, which could cause lower margins or lost sales and adversely impact our business, financial position, results of operations and cash flows, and component price volatility and availability, as well as supplier concentration. The market prices for certain materials and components we purchase, primarily steel and PVC piping, have been volatile. U.S. steel index prices alone increased 100 percent during calendar 2021. In addition, some supplies are subject to long lead times. Disruptions to the commercial transportation network, including limited container and trucking capacity and port congestion, have increased supplier delivery times for materials to our facilities. Our margins and overall financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which may be subject to inflationary pressures. Since the onset of COVID-19 we have seen operating costs trending upward, labor shortages, logistics disruptions, commodity cost increases and shortages, and overall increased demand in the land development and water business industries. In addition, some of our customers have experienced raw material shortages. Any such shortages can in turn impact and delay our ability to service our customers. While we seek to mitigate any cost increases, labor impacts and supply chain delays and shortages, these efforts may not be successful, and we may experience adverse impacts due to such factors. We cannot predict the extent of these current trends or other future increases in operating costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing such cost increases through to our existing and prospective customers, or our customers may seek other competitive sources due to supply chain delays, which could have a material adverse impact on our margins, business, financial position, results of operations and cash flows.

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

Furthermore, freezing weather may contribute to water transmission interruptions caused by pipe breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations. Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenues.

The physical impacts of natural disasters and severe weather conditions could reduce consumer demand for housing, result in service disruptions, delay the closing of the sale of residential lots at Sky Ranch and increase our costs, any of which could harm our sales and results of operations. We conduct our operations in the Colorado Front Range, which is subject to natural disasters, including droughts, tornadoes, wildland fires, and severe weather. The occurrence of natural disasters or severe weather conditions in Colorado or elsewhere could result in interruptions in our water and wastewater operations, delay our construction activities, increase costs, and lead to shortages of labor and materials. Moreover, such extreme weather conditions and natural disasters are likely to increase in frequency and intensity as a result of projected unabated climate change. If our insurance or the insurance of our subcontractors does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected.

Risks Related to Our Business and Operations

We may not generate sufficient cash flows from operations or other capital resources to pursue our business objectives. While we have generated net income in the past several years, prior to that we had a history of losses. Our cash flows from operations generally have not been sufficient to fund our operations, and we have been required to raise debt and equity capital and sell assets to remain in operation. Since 2004, we have raised over $76.0 million through (i) the issuance of more than $25.0 million of common stock (including the issuance of stock pursuant to the exercise of options, net of expenses), (ii) the issuance of $5.2 million of convertible debt, which was converted to common stock on January 11, 2011, and (iii) the sale of our Arkansas River water and land for $45.8 million in cash. Our continuing development of Sky Ranch requires significant cash expenditures. We have advanced the Sky Ranch CAB $42.1 million for construction of public improvements in Phases 1 and 2 at Sky Ranch and expect to advance another $4.3 million for the completion of the Phase 2A public improvements. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient funds from either tax revenues, fees or by issuing bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have funded and expect to continue to fund such expenditures with cash on hand and cash flows from operations. As of August 31, 2022, we had $34.9 million of cash on hand. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to continue to develop Sky Ranch, we may be forced to seek to obtain additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost, and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

We may not be able to manage the increasing demands of our expanded operations. We have historically depended on a limited number of employees to administer our operations, interface with governmental entities, market our services, and plan and implement the construction and development of our assets. The execution of contracts for lot sales and the continued development of Sky Ranch, including our single-family home rental business, have increased the size and complexity of our business. The success of our current business and future business development and our ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. We may not be able to maximize the value of our assets if we are unable to attract and retain qualified personnel and to manage the demands of our growing workforce. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk for, among other things, regulatory penalties (including fines and suspension of operations), operational errors at the facilities, improper billing, and collection processes, claims for personal injury and property damage, and loss of contracts and revenues. We may be unsuccessful in managing our operations and growth.

The rates that the Rangeview District is allowed to charge customers on the Lowry Range for water services are limited by the Lease with the Land Board and our contract with the Rangeview District and may not be sufficient to cover our costs of construction and operation. The prices charged by the Rangeview District for water service on the Lowry Range are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually, the Rangeview District surveys the tap fees and rates of the three nearby providers, and the Rangeview

District may adjust tap fees and rates and charges for water service on the Lowry Range based on the average of those charged by this group. We receive 100% of tap fees and 98% of water usage fees charged by the Rangeview District to its customers after the deduction of royalties owed to the Land Board. Our costs associated with the construction of water systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly higher rate than that of the fees we receive from the Rangeview District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions may result in additional labor and material costs that may not be recoverable under the current rate structure. Both increased customer demand and increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing water service to the Rangeview District for use at the Lowry Range at a loss. The Rangeview District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought.

Our water sales for the past several years have been highly concentrated among companies providing hydraulic fracturing services to the oil and gas industry, and such sales can fluctuate significantly. Our water sales have been historically concentrated directly and indirectly with a limited number of companies providing hydraulic fracturing services to the oil and gas industry in our service area. Generally, investment in oil and gas development is dependent on the price of, and demand for, oil and gas. We have no long-term contractual commitments that will ensure these sales continue in the future. The oil and gas industry has periodically gone through periods when activity has significantly declined due to low oil and gas prices, reduced world-wide demand and other impacts to the world-wide economy such as the COVID-19 pandemic, which have a negative impact on the water we sell to these operators.

Further sales to this customer base as well as renewals of our oil and gas leases in the future are impacted by ballot initiatives, new federal and state legislation, regulations by multiple federal and state agencies such as the U.S. Environmental Protection Agency, the Colorado Oil and Gas Conservation Commission (COGCC), the Colorado Department of Public Health and Environment (DPHE), and the Colorado Air Quality Control Commission (AQCC), local zoning rules, court interpretations of laws and regulations at all levels of government, fracking technologies, the success of the wells, and the price of oil and gas, among other things. We could see increased opposition and tougher oversight of oil and gas operations, which could reduce the demand for water for fracking and reduce our associated water sales as a result of the enactment and implementation of multiple state bills over the last several years targeting the siting of, emissions from, and chemicals used in oil and gas production, such as Senate Bill 19-181 (SB 19-181) (increased local and state government oversight of oil and gas siting and environmental impacts), SB 22-198 (fees on oil and gas wells for an orphaned well fund), HB 22-1361 (audits of and reporting on oil and gas taxes and emissions), HB 22-1244 (toxic air emissions reporting, permitting, and controls from certain sources, which may be more stringent than the federal Clean Air Act), HB 22-1348 (disclosure of chemicals used in oil and gas operations and ban on use of added perfluoroalkyl or polyfluoroalkyl chemicals), and HB 22-1345 (ban on PFAS in oil and gas products). The oil and gas industry, and associated demand for water for fracking, may also be impacted by the adoption of new state regulations, such as: (i) new fees and financial assurance requirements for oil and gas facilities adopted by COGCC in 2022; (ii) new GHG intensity standards for oil and gas operators adopted by the AQCC in December 2021; (iii) new or revised reporting and emission reduction requirements for GHGs, ozone precursors, and hydrocarbons from oil and gas operations and industrial wastewater treatment, as well as regional haze limit, adopted the AQCC in 2022; (iv) the new initial list of toxic air contaminants identified by the DPHE in 2022 as a first step in implementing HB 22-1244; and (v) a new proposed rulemaking announced by the DPHE in October 2022 to verify that oil and gas production sites are reducing GHG emissions. Recent federal laws and regulatory initiatives may also impact the oil and gas industry and thus associated water demand and sales. For example, the federal Inflation Reduction Act imposes of a fee on methane emissions from oil and gas facilities, and it increases certain corporate taxes that could impact the oil and gas industry. The Inflation Reduction Act also increases the amount of federal property available for oil and gas leasing, which could impact the desirability of developing oil and gas on private property. In addition, the EPA has proposed a new rule “New Source Performance Standards” rule to regulate methane emissions from the oil and gas industry. Other future potential laws, regulations, or ballot initiatives may also impact oil and gas development and, therefore, our water sales.

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

In many areas of Colorado, water supplies are limited, and in some cases, current usage rates exceed sustainable levels for certain water resources. We do not currently anticipate any short-term concerns with physical, legal, or continuous availability issues in our service areas. Insufficient availability of water or wastewater treatment capacity could materially and adversely affect our ability to provide for expected customer growth necessary to increase revenues. We continuously look for new sources of water to augment our reserves in our service areas, but our ability to obtain such rights may depend on factors beyond our control. We may not be able to obtain sufficient water or water supplies to increase customer growth necessary to increase or even maintain our revenues. Also, increased costs to develop water from aquifers could have a significant negative impact on our business, results of operations, cash flows and financial condition.

A failure of the water wells or distribution networks we own, or control could result in losses and damages that may affect our business and financial condition. We distribute water through a network of pipelines and store water in storage tanks and ponds. A failure of these pipelines, tanks or ponds could result in injuries and damage to property for which we may be responsible, in whole or in part. The failure of these pipelines, tanks, or ponds may also result in the need to shut down some facilities or parts of our water distribution network to conduct repairs. Such failures or shutdowns may limit our ability to supply water to our customers and to meet the water delivery requirements prescribed by our contracts, which could adversely affect our business, results of operations, cash flows, and financial condition. Any business interruption or other losses might not be covered by insurance policies or be recoverable through rates and charges, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Development on the Lowry Range is not within our control and is subject to obstacles. Development on the Lowry Range is controlled by the Land Board, which is governed by a five-person citizen board of commissioners, each appointed for a four-year term by the Colorado governor and approved by the Colorado Senate. The Land Board’s focus with respect to issues such as development and conservation on the Lowry Range tends to change as membership on the Land Board changes. In addition, there are often significant delays in the adoption and implementation of plans with respect to property administered by the Land Board because the process involves many constituencies with diverse interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed or abandoned, we may need to use our capital resources, incur additional short or long-term debt obligations, or seek to sell additional equity. We may not have sufficient capital resources or be successful in obtaining additional operating capital.

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

We have limited experience with the development of real property. While we have extensive experience designing and constructing water and wastewater facilities and maintaining and operating these facilities, despite having completed Phase 1 and a substantial amount of Phase 2A at Sky Ranch, we have less experience developing real property. We may underestimate the capital expenditures required to complete the development of Sky Ranch, including the costs of certain infrastructure improvements and construction costs related to our single-family home rental business. We have limited experience managing property development and construction activities, including the permitting and other approvals required, which may result in delays in completing Sky Ranch. Furthermore, construction and funding of a new interchange on I-70 may delay the issuance of permits beyond Phase 2.

The funds we are advancing to the Sky Ranch CAB for construction of public improvements might not be repaid, which would negatively impact our income, gross margin on selling lots, and cash flows. Since the start of development at Sky Ranch, we have advanced the Sky Ranch CAB $42.1 million for construction of public improvements and expect to fund an additional estimated $4.3 million to complete the buildout of public improvements in Phase 2A. At August 31, 2022, of the amounts advanced to the Sky Ranch CAB, $13.9 million has not been repaid, excluding interest. We expect these amounts will be repaid by the Sky Ranch CAB. No payment is required by the Sky Ranch CAB with respect to construction of public improvements unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have generated sufficient funds from property taxes, fee, or the issuance of municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. The ability and obligation of the Sky Ranch CAB to reimburse us is dependent on sufficient home sales and commercial development occurring at Sky Ranch to create a tax base that would enable the Sky Ranch CAB to issue bonds to pay for the improvements. If development at Sky Ranch is delayed or curtailed for any reason, including regulatory restrictions, a downturn in the economy or default by one or more of the builders at Sky Ranch, the Sky Ranch CAB may not have sufficient revenues to issue bonds.

Supply shortages and risks related to the demand for skilled labor and building materials could increase costs and delay closings. The property development and home construction industries are highly competitive for skilled labor and materials. Labor shortages throughout the Unites States including the Colorado Front Range have become more acute in recent years as the supply chain adjusts to uneven industry growth. The COVID-19 pandemic exacerbated these shortages. Increased costs or shortages of skilled labor and/or concrete, steel, pipe, lumber, and other materials could cause increases in property development and home construction costs and delays, including in our single-family home rental business. We are unable to pass on increases in property development costs to home builders with whom we have already entered purchase and sale contracts for residential lots, at fixed prices, which were signed well in advance of development. Sustained increases in development and construction costs may, over time, erode our margins. Our ability to build new rental homes, even though we outsource the construction, may be adversely affected by circumstances beyond our control, including: work stoppages, labor disputes, and shortages of qualified trades people, such as carpenters, roofers, masons, electricians, and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility or infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured or may not, despite our quality control efforts, engage in proper construction practices or comply with applicable regulations; inadequacies in components purchased from building supply companies; and shortages delays in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, constructing new rental homes.

We may purchase additional land parcels for development or other purposes, thereby exposing us to certain financial risks. We may purchase additional land parcels for development, construction, or other purposes. As noted above, land development and construction require significant cash expenditures before positive cash flows can be generated from the sale of lots, rental of homes, and water and wastewater tap fees. If there is considerable lag time between when we acquire the land and when we begin selling finished lots or renting homes, we may generate significant operating losses. In addition, if sales of homes on the finished lots are delayed, renters can’t be found in a timely manner, our revenue from water and wastewater resource development services will be delayed. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to develop any acquired land, construct housing and build water and wastewater systems, we may be forced to seek to obtain additional debt or equity capital. There can be no assurance that financing will be available on acceptable terms or at all.

Delays in property development may extend the time it takes us to recover our property development costs and delay our revenue from water and wastewater resource development services. We incur many costs, such as the costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land and/or developing lots on behalf of builders who purchase the land, before we close on the sale of finished lots to home builders. If the rate at which we develop residential lots slows, we may incur additional costs, and it may take longer for us to recover our costs. In addition, if sales of homes on the finished lots are delayed, or we are unable to find renters in a timely manner, our revenue from water and wastewater resource development services will be delayed. A significant downturn in the housing market could cause our builders to delay building homes on their lots until market conditions improve, and could result in us not renting our single-family rentals for rates that provide a sufficient return. Builders with contracts that do not require purchasing the lot until we deliver a finished, ready-to-build lot, could walk away from the contract prior to closing without consequence other than the forfeiture of their upfront deposits for the lot, utilities and other improvements. If a builder elected to walk away without cause, we would be entitled to keep these deposits as liquidated damages, but the deposits would not be sufficient to cover the expenses we expect to incur to finish the lots for delivery. We would not be able to recover our costs until we were able to sell the finished lots to another builder. If the original builder did not go through with the closing due to a poor housing market, we would likely have difficulty finding another buyer for the same reason. For our single-family rental homes, we incur the costs to construct the home, for which we currently have funding in place, but there are no assurances that funding will remain in place for future growth. The costs of construction of the single-family rentals are anticipated to be paid for over time by the rental income, but we may not be able to rent the homes for amounts sufficient to cover these costs.

Fluctuations in real property values may require us to write-down the book value of our land interests. The land development industry is subject to significant variability and fluctuations in real property values. As a result, we may be required to write-down the value of our Sky Ranch, single-family home rentals, or other land interests in accordance with accounting principles generally accepted in the United States of America, and some of those write-downs could be material. Any material write-downs could have a material adverse effect on our business, financial condition, or results of operations. We assess our land interests when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions; competitive pricing pressures that reduce the average sales price of finished lots; sales absorption rates below management expectations; a decrease in the value of homes or the underlying land due to general market conditions, actual or perceived risks due to proximity to oil and gas drilling operations, or other reasons; and a decrease in projected cash flows for a project.

Our land development segment may be subject to risks related to oil and gas operations in the vicinity of our Sky Ranch development, which could have an adverse impact on the marketability and/or value of our Sky Ranch property. We have leased the minerals underlying Sky Ranch to a major exploration and production company, which may limit the location of development on the land. Oil and gas extraction is an inherently dangerous activity that can potentially lead to air and water contamination, fire, explosion, subsidence, and other hazards. While the State of Colorado, local governments, and private operators have regulations and procedures in place intended to mitigate these risks, there can be no assurances that these safeguards will be effective in all cases with respect to any oil and gas activity around Sky Ranch. The existence of oil and gas wells and drilling activity in or near our property and public concern regarding the negative health impacts from emissions near drilling and hydraulic fracturing sites, may adversely impact the marketability and/or value of the lots at Sky Ranch and decrease demand for homes in proximity to oil and gas operations, negatively impacting our land development segment, which could also negatively impact our business and financial condition.

Our single-family home development activities expose us to additional operational and real estate risks, which may adversely affect our financial condition and operating results. In 2021 we launched a new division that involves the construction of single-family homes to be used for rental purposes. We have no track record of building or maintaining homes for rent. Rental home construction can involve substantial up-front costs before a home is available for rent and generates income. In addition to the up-front costs, building rental homes involves potentially significant new risks to our business, such as delays or cost increases due to changes in or failure to meet regulatory requirements, including permitting and zoning regulations, failure of lease rentals on newly-constructed properties to achieve anticipated investment returns, inclement weather, adverse site selection, unforeseen site conditions, construction materials and labor and other risks described below. We may be unable to achieve our objective of building new rental homes that generate acceptable returns and, as a result, our growth and results of operations may be adversely impacted.

We will depend on our tenants for all of our rental home revenues. Poor tenant selection and defaults and nonrenewal by our tenants may adversely affect our reputation, and financial performance. We are dependent on rental income from tenants for all of our rental home revenues. As a result, the success of this division depends in large part upon our ability to attract and retain qualified tenants for our properties. Our reputation and financial performance would be adversely affected if a significant number of our tenants fail to meet their lease obligations or fail to renew their leases. For example, tenants may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with local regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in the economic conditions in our market could result in substantial tenant defaults.

Our planned lease terms could require us to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis or at all. We anticipate substantially all of our leases having a duration of one year. As these leases will permit tenants to leave at the end of the lease term without penalty, we anticipate our rental revenues may be affected by declines in market rents more quickly than if our leases were for longer terms. Annual leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. Moreover, there are no assurances that our leases will be renewed on equal or better terms or at all. If our tenants do not renew their leases or the rental rates for our properties decrease, our operating results could be adversely affected.

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

Products supplied to us and work done by subcontractors can expose us to risks that could adversely affect our business. We rely on subcontractors to perform the property development, including the construction of our single-family rental homes, and in many cases, to select and obtain building materials. Subcontractors may use improper construction processes or defective materials. Defective products can result in the need to perform extensive repairs. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

Risks Related to Legal, Regulatory, and Environmental, Health and Safety Matters

Government regulations and legal challenges may delay the closing of the sale of our residential lots, increase our expenses or limit other activities, which could have a negative impact on our results of operations. The approval of numerous governmental authorities must be obtained in connection with both our water and wastewater projects and our land development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs. Various local, state and federal statutes, ordinances, rules and regulations concerning health and safety, site and building design, environmental, zoning, and similar matters apply to and/or affect the construction and operation of our water and wastewater systems and our land development activities. For example, as detailed further below, the COGCC adopted regulations that took effect in 2021 which implement SB 19-181 by imposing minimum distances between new oil and gas drilling operations and residences, schools, and childcare centers. SB 19-181 also empowers local governments to enact regulations that are stricter than state requirements pertaining to the surface impacts of oil and gas operations.  Thus, local zoning or other regulations may seek to create stricter setbacks from oil and gas drilling operations or impose other restrictions on the use of land. For example, Arapahoe County adopted new oil and gas regulations in November 2021. As these state setback regulations are implemented, and to the extent that these regulations are enacted, the value of the land that we already own or the availability of land that we are looking to acquire may decline, either of which may adversely impact the financial position, results of operations and cash flows of our business. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state, and local policies, rules and regulations and their interpretations and application. Furthermore, we are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the property developer and/or home builder construct certain improvements to public places such as parks and streets or fund schools. New building code laws and regulations may also impact our costs of construction. For example, HB 22-1362, enacted in 2022, requires the Colorado Energy Office to identify, and local governments to adopt by 2025, more energy efficient and low carbon building codes.

Municipalities or state water agencies may restrict or place moratoriums on the availability of utilities, such as water and sewer taps, which could have an adverse effect on our business by causing delays or increasing our costs.

We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. Changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our business. For example, on October 18, 2021, the Biden Administration announced a multi-agency, three-year strategy to begin addressing per-and polyfluoroalkyl substances (PFAS), known as “forever chemicals.” As a part of ongoing efforts to implement that initiative, the EPA: (i) finalized a rule in December 2021 pertaining to monitoring of PFAS in drinking water; (ii) is developing a proposed National Drinking Water Regulation for publication by the end of 2022 for PFOA and PFOS, with a final rule expected in 2023; (iii) issued a proposed rule in August 2022 to designate two of the most widely used PFAS as hazardous substances under CERCLA, or Superfund; (iv) announced two rulemaking efforts in October 2021 to address PFAS under the Resource Conservation and Recovery Act (RCRA); (v) and expects to develop additional rules restricting PFAS discharges from industrial sources. These new regulatory initiatives addressing PFAS in drinking water could impact the water side of our business.

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

Changes in other environmental laws may also affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. With respect to wetlands in particular, the U.S. Supreme Court’s forthcoming interpretation in Sackett v. Environmental Protection Agency of the Clean Water Act’s applicability to certain wetlands may impact our permitting requirements.

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

Laws and Regulations Related to climate change, greenhouse gases, and energy may adversely affect us by directly and indirectly increasing the cost of or restricting our planned future growth activities. A variety of state legislation, regulations, and policies have been enacted in recent years relating to energy, climate change, greenhouse gas emissions reporting and controls, land use, and energy efficient building codes. In addition to the numerous above-discussed state and federal laws and regulations adopted in the past year regulating the siting of, emissions from, and chemicals used in oil and gas production, Colorado also enacted HB 22-1362 in 2022, which requires the adoption of energy efficient and low carbon building codes by 2025. Our future housing development costs could be impacted by HB 22-1362, in conjunction with previously enacted energy efficiency legislation such as HB 19-1231 (energy and water efficiency standards for certain new appliance and plumbing fixtures) and HB 19-1260 (energy efficient building codes). Likewise, the cost of operating and maintaining our multifamily housing developments may be impacted by the implementation of 2021 Colorado law HB 21-1286, which requires owners of large (50,000 square feet or more) commercial, multifamily, and public buildings to annually report energy usage starting by December 1, 2022. There are also ongoing regulatory and legislative efforts to implement two major greenhouse gas bills enacted in 2019—HB 19-096 (requiring GHG emissions reporting by certain entities pursuant to AQCC regulations) and  HB 19-1261 (setting ambitious statewide greenhouse gas emissions reduction goals), as well as the Colorado Governor’s 2021 Colorado Greenhouse Gas Pollution Reduction Roadmap identifying strategies to reduce greenhouse gas emissions from a variety of sources, including buildings, transportation, and oil and gas mining and production. For example, pursuant to 19-096 the AQCC has adopted and updated its Air Regulation Number 22 and Regulation Number 7 requiring reporting and reduction of GHGs and ozone precursors from certain categories of emitters, such as industrial wastewater treatment facilities and oil and gas operators. In addition, at the federal level, the SEC’s proposed climate risks disclosures and greenhouse gas reporting rule could, if finalized, impose additional compliance costs on our business, as well as for the oil and gas producers with whom we do business. As climate change concerns continue to grow, enactment of additional climate and energy legislation and regulations at the state, local, and federal levels may continue, and compliance with legislation and regulations of this nature is expected to become more costly.

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

We, or our subcontractors, are required to secure performance and completion bonds for certain contracts and projects. The market for surety companies has become increasingly risk averse. We and our subcontractors secure performance and completion bonds for our contracts from these surety companies. To the extent we or our subcontractors are unable to obtain bonds, we may breach existing agreements and/or not be awarded new contracts. We may not be able to secure performance and completion bonds when required.

The enactment and implementation of SB 19-181 increasing state and local regulatory oversight of oil and gas development could have an adverse effect on our water sales to the oil and gas industry for hydraulic fracturing (fracking) and demand for new homes at Sky Ranch. Enacted in 2019, SB 19-181 authorizes local governments to approve the siting of oil and gas locations and regulate the surface impacts of oil and natural gas development through local requirements that may be more stringent than state requirements. SB 19-181 also changed the mission of the COGCC from fostering responsible and balanced development to regulating the development and production of natural resources and oil and gas to “protect” and “minimize” “adverse impacts to public health, safety, and welfare, including protection of the environment and wildlife resources. SB 19-181 also requires the COGCC and the AQCC to undertake rulemakings on environmental protection, facility siting, increased inspections and public disclosures, elimination of hard caps on application fees, increasing required financial assurances, and minimizing emissions of hydrocarbons and other compounds. The COGCC and the AQCC have promulgated several rules pursuant to SB 19-181 over the past several years, as detailed below.

Rulemaking activities by the COGCC pursuant to SB 19-181 could adversely impact our land development activities by limiting the number of lots available for land development in Colorado and could adversely impact our water sales for fracking by limiting the land available for oil and gas production. As a part of implementing SB 19-181, the COGCC approved a rule (Setback Rule) imposing setbacks and siting requirements for well locations. The Setback Rule, which took effect in 2021, prohibits, without exception, working well pad surfaces from being located within 2,000 feet of a school facility or childcare center, or within 500 feet from one or more residential buildings that are not subject to a surface use agreement or waiver. The Setback Rule also generally prohibits any well pad surface from being located greater than 500 feet and less than 2,000 feet from a residential or high occupancy building, but allows such locations to obtain an exemption from the COGCC by satisfying certain requirements (such as consent from owners and tenants) or by obtaining a COGCC finding, after a hearing,  that the conditions of approval will provide “substantially equivalent protections” to a 2,000 foot setback for public health, safety, welfare, the environment, wildlife resources, and disproportionately impacted communities.

Depending on how the Setback Rule is applied and interpreted, it could have the effect of limiting property development within 2,000 feet of a well pad surface. As noted above, to develop oil and gas near residential or high occupancy buildings, the applicant will need an exception from the COGCC by obtaining explicit, informed consent from both the landowner and their tenants (as applicable) to the proposed oil and gas location, or by demonstrating that conditions on approval will provide “substantially equivalent protections” to a 2,000-foot setback. Applicants who are unable to obtain such an exception may be forced to choose between using their property for oil and gas development or for residential and commercial development. So, under a restrictive interpretation of the Setback Rule and its exceptions, we might have to limit drilling on our mineral rights at Sky Ranch to proceed with the occupancy densities we have planned, which would adversely affect our industrial water sales to the oil and gas industry. The Setback Rule could also reduce the supply of other land acquisition opportunities for development. Alternatively, the Setback Rule could make such residential properties more attractive to people who prefer to live farther from oil and gas developments. Additionally, any rules that would require the Land Board to elect between oil and gas or residential and commercial land development with respect to the Lowry Range would likely have an adverse effect on our financial condition, because we have the exclusive right to provide water service to customers on the Lowry Range, including both lessees of the oil and gas rights on the Lowry Range and future occupants of the Lowry Range if the Land Board sells the land for development. Our business could be further impacted if local jurisdictions in which we operate, pursuant to SB 19-181, enact local setback rules or other regulations on oil and gas development that are more restrictive than the state’s.

In addition to the Setback Rule, state agencies have recently adopted other regulations on oil and gas development as a part of implementing SB 19-181 and other recently enacted legislation such as HB 22-1244, HB 19-096, and HB 19-1261. For example, the COGCC in recent years has adopted new rules for testing and ensuring the integrity of oil and gas flow lines and well bores and has imposed new fees and financial assurance requirements for oil and gas facilities. In addition, the AQCC has, in recent years, approved rules calling for more frequent inspections of oil and gas equipment, imposing new GHG intensity standards for oil and gas operators, and requiring reporting and reduction of GHG emissions, ozone precursors, and hydrocarbons by oil and gas operations as well as industrial wastewater treatment facilities, where applicable. Similarly, the DPHE recently proposed a new rulemaking to verify that oil and gas production sites are reducing GHG emissions, and it has published an initial list of toxic air contaminants as a first step toward regulation under HB 22-1244.

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

Future Ballot Initiatives at the State or Local Level Could Restrict Oil and Gas and Land Development. In the past decade, interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have put forward ballot initiatives that, if approved, would have significantly curtailed oil and natural gas development in the state. For example, in 2018, Proposition 112 would have imposed a 2,500-foot setback from any building or waterway in Colorado. Although Colorado voters rejected that measure, the influential power of even failed ballot initiatives is demonstrated by the fact that the Colorado Legislature and Governor passed SB 19-181 the following year and, pursuant to that law, the COGCC promulgated the similar, though less restrictive, Setback Rule. While we are unaware of specific, current ballot measures that would materially threaten our business, in the future interest groups opposed to oil and natural gas development may seek additional restrictions on oil and gas development through ballot initiatives, as well as through legislation, regulation, or litigation.

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

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage. Water facility and construction sites are inherently dangerous and pose certain inherent health and safety risks to construction workers and other persons on the site. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results.

Conflicts of interest may arise relating to the operation of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. Our Chief Executive Officer, Chief Financial Officer and two of our employees constitute the majority of the directors of each of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. These officers and employees, along with Pure Cycle, and one unrelated individual, own certain property interests in the 40 acres that constitute the Rangeview District and the acreage that constitutes the Sky Ranch Districts. We have made loans to the Rangeview District to fund its operations. As of August 31, 2022, total principal and interest owed to us by the Rangeview District was just over $1.1 million. Pursuant to our water and wastewater service agreements with the Rangeview District, of the net amounts retained by the Rangeview District, the Rangeview District retains two percent of the revenues from the sale of water to its end-use customers and 10% of the revenues from the provision of wastewater services to its end-use customers. Proceeds from the fee collections will initially be used to repay the Rangeview District’s obligations to us, but after these loans are repaid, the Rangeview District is not required to use the funds to benefit Pure Cycle.

Similarly, we have made loans to and incurred expenses reimbursable by the Sky Ranch Districts and the Sky Ranch CAB. As of August 31, 2022, the Sky Ranch CAB owes us $17.2 million related to construction of public improvements on the Sky Ranch property, including project management fees and interest on these amounts. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient cash flows from either property taxes, fees or from the issuance of bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have received benefits from our activities undertaken in conjunction with the Rangeview and Sky Ranch Districts and the Sky Ranch CAB, but conflicts may arise between our interests and those of the Rangeview and Sky Ranch Districts and the Sky Ranch CAB and our officers and employees who are acting in dual capacities in negotiating contracts to which we and a district and/or the Sky Ranch CAB are parties. We expect that the Rangeview and Sky Ranch Districts will expand when more properties are developed and become part of the respective districts, and our officers and employees acting as directors of these districts will have fiduciary obligations to those other constituents. Conflicts may not be resolved in our best interest. In addition, other landowners coming into a district will be eligible to vote and to serve as directors of these districts. Our officers and employees may not remain as directors of these districts, and the actions of subsequently elected boards could have an adverse impact on our operations.

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

Contamination to our water supply may result in disruption in our services and litigation, which could adversely affect our business, operating results and financial condition. Our water supplies are subject to the risk of potential contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage. Our land at Sky Ranch and a portion of the Lowry Range have been leased for oil and gas exploration and development. Such exploration and development could expose us to additional contamination risks from related leaks or spills. In addition, we handle certain hazardous materials at our water treatment facilities, primarily sodium hypochlorite. Any failure of our operation of the facilities or any contamination of our supplies, including sewage spills, noncompliance with water quality standards, hazardous materials leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. If any of these events occur, we may have to interrupt the use of that water supply until we are able to substitute the supply from another source or treat the contaminated supply. We cannot assure that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.

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

We may be adversely affected by any future decision by the Colorado Public Utilities Commission to regulate us as a public utility. The Colorado Public Utilities Commission (CPUC) regulates investor-owned water companies operating for the purpose of supplying water to the public. The CPUC regulates many aspects of public utilities’ operations, including establishing water rates and fees, initiating inspections, enforcement and compliance activities and assisting consumers with complaints. We do not believe that we are a public utility under Colorado law. We currently provide services by contract mainly to the Rangeview District, which supplies the public. Quasi-municipal metropolitan districts, such as the Rangeview District and the Sky Ranch Districts, are exempt by statute from regulation by the CPUC. However, the CPUC could attempt to regulate us as a public utility. If this were to occur, we might incur significant expense challenging the CPUC’s assertion of jurisdiction, and we may be unsuccessful. In the future, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us or our facilities. If we become regulated as a public utility, our ability to generate profits could be limited, and we might incur significant costs associated with regulatory compliance.

The Rangeview District’s and our rights under the Lease have been challenged by third parties. In the past the Rangeview District’s and our rights under the Lease have been challenged by third parties, including the Land Board. In 2014, in connection with settling a lawsuit filed by us and the Rangeview District against the Land Board, the Land Board, the Rangeview District and we amended and restated the Lease to clarify and update a number of provisions. However, there are issues still subject to disagreement and negotiation, including our rights with respect to revenue from our Export Water after 2081, and it is likely that during the remaining term (through 2081) of the Lease, the parties will disagree over interpretations of provisions in the Lease again. The Rangeview District’s or our rights under the Lease could be challenged in the future, which could require potentially expensive litigation to enforce our rights.

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

Our operations are affected by local politics and governmental procedures that are beyond our control. We operate in a highly political environment. We market our water rights to municipalities and other governmental entities run by elected or politically appointed officials. Our principal competitors are municipalities and other water districts. Various constituencies, including our competitors, developers, environmental groups, conservation groups, and agricultural interests, have competing agendas with respect to the development of water rights in Colorado, which means that decisions affecting our business are based on many factors other than economic and business considerations. Additional risks associated with dealing with governmental entities include turnover of elected and appointed officials, changes in policies from election to election, and a lack of institutional history in these entities concerning their prior courses of dealing with the Company. We spend significant time and resources educating elected officials, local authorities and others regarding our water rights and the benefits of contracting with us. Political concerns and governmental procedures and policies may hinder or delay our ability to enter into service agreements or develop our water rights or infrastructure to deliver our water. While we have worked to reduce the political risks in our business through our participation as the service provider for the Rangeview District in regional cooperative resource programs, such as the SMWSA and the WISE partnership with Denver Water and Aurora Water, as well as education and communication efforts and community involvement, our efforts may be unsuccessful.

The number of connections we can serve are affected by local governmental policies that are beyond our control. We market our water rights through service agreements to developers, municipalities and other governmental entities. We believe that our water rights can serve approximately 60,000 single family connections based on standards applied to water providers in Arapahoe, Douglas, and Adams Counties. These standards are policy driven, based on assumed life and reliability of water supplies and may become more restrictive at the discretion of the governmental entity. If these standards become more restrictive, our water supplies may not serve the number of connections that we currently estimate we can serve.

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

In July 2021, we experienced a ransomware attack that impacted our information technology systems, which resulted in our systems being down while we implemented recovery controls of our data. We did not experience a material loss of information and concluded that no customer or financial data was compromised. In addition, our water and wastewater operating systems were not impacted. As a result of the attack, we incurred an immaterial amount of expenses to increase our security including additional infrastructure investments, and remediation efforts.

A significant data security breach, including misappropriation of confidential information, could cause us to incur significant costs, which may include potential costs of investigations, legal, forensic and consulting fees, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage our business operations, including accounting and project costs, manage our water and wastewater systems or process transactions and have a negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition, operating results and reputation.

Failure to maintain effective internal controls over financial reporting could result in material misstatements in our financial statements and affect our ability to meet our reporting requirements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A, during fiscal 2021, we concluded that a material weakness existed in our internal controls resulting from ineffective procedures related to the preparation and review of spreadsheets, which compromised the integrity of the spreadsheets used to support and record transactions related to tracking the public improvement reimbursable amounts and related interest income. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting by implementing additional steps in the review process of various complex schedules that support accounting entries on a monthly and quarterly basis or moving these manual tracking and reconciliation processes to a more automated software system.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be misreported. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our share price.

Conflicts, terrorist attacks, public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 coronavirus and general instability could adversely affect our business. We are vulnerable to the effects of conflicts, terrorist attacks and public health crises. As has been the case with COVID-19, such effects have precipitated economic instability and turmoil in financial markets. The uncertainty and economic disruption resulting from hostilities, acts of terrorism or public health crises may impact our operations or those of our suppliers or customers. Accordingly, any conflict, terrorist attack or public health crisis that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Land and Mineral Interests

We own approximately 690 acres of land remaining at our Sky Ranch Master Planned Community as well as approximately 634 net mineral acres at Sky Ranch. We own 40 acres of land that comprise the current boundaries of the Rangeview District (together with all the mineral rights). We also own 700 acres of land in the Arkansas River Valley, and we hold 13,900 acres of mineral interests in the Arkansas River Valley in Southeast Colorado in Otero, Bent and Prowers Counties.

Item 3 – Legal Proceedings

None.

Item 4 – Mine Safety Disclosures

Not Applicable

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “PCYO.”

Holders

On November 11, 2022, there were 823 holders of record of our common stock.

Dividends

We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our capital and earnings from operations, if any, for use in expanding and developing our water and land development businesses. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid and require dividends to be paid on the Series B Preferred Stock if proceeds from the sale of Export Water exceed $36,026,232. No dividends have been accrued to date as this threshold has not been met. For further discussion, see Note 9 to the accompanying consolidated financial statements.

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

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and our financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Executive Summary

We saw tremendous growth in each of our business lines in fiscal 2022. Our land development segment was positively impacted by the continued development of our Sky Ranch Master Planned Community (Phase 1 complete and Phase 2A nearly 80% complete with Phase 2B on the horizon). We expanded our water assets by completing a $3.0 million well and pipeline extension in the Box Elder Creek basin and through the acquisition of 370 acre-feet of water in the Lost Creek basin and had a record year for commercial water sales to oil and gas operators. We launched our single-family home rental business with the completion and rental of three homes and construction commenced on the next eleven units. Our notable financial highlights from fiscal 2022 include the following:

●	Total revenues were $23.0 million, up from $17.1 million in 2021, primarily driven by the recognition of revenue related to lot sales at Sky Ranch and record level water sales to oil and gas operators for use in their drilling operations;

◾	Revenue from commercial water sales, which includes selling water to oil and gas operators, was $4.1 million in 2022 compared to $3.3 million in 2021;

◾	Recorded lot sales for 2022 were $12.2 million, compared to $5.8 million in 2021, which is due to the completion of Phase 1 and the focus on getting Phase 2A finished lots delivered by year end, despite the delays in permitting at the county;

●	Pre-tax income was $12.7 million in 2022, which is down from $26.6 million in 2021. This is largely attributable to 2021 being positively impacted by the recognition of a note receivable related to public improvement reimbursables allowing us to record $21.9 million of reimbursable income, project management fees and interest income in 2021;

●	In 2022 we posted $0.40 of earnings per fully diluted common share, which is down from $0.83 in 2021, mainly due to the impact to earnings from the recording of the reimbursables in 2021 as noted above;

●	Total assets continue to increase to $129.2 million at August 31, 2022 from $117.2 million at August 31, 2021; and

●	Total equity increased to $113.0 million at August 31, 2022 from $102.7 million at August 31, 2021.

Recent Developments

The housing market deteriorated rapidly in the third quarter of calendar 2022 as the Federal Reserve remained aggressive in its actions to combat inflation. As a result, 30-year fixed mortgage rates continued to rise and ended the quarter at their highest level in over 15 years. The magnitude and speed of these recent rate increases has caused many buyers to pause and reconsider a home purchase.

We believe several long-term land development and housing market fundamental factors remain positive, including favorable demographics, a lot and housing supply-demand imbalance resulting from a decade-plus underproduction of new homes in relation to population growth, and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these factors, the current demand for new homes is subject to continued uncertainty due to many factors. The combination of sharply higher mortgage interest rates since early 2022, several years of rising housing prices, elevated inflation, and various other macroeconomic and geopolitical concerns, is moderating housing demand which is expected to continue into 2023. Given current conditions, we plan to continue to monitor market dynamics and surrounding community performance to determine timing of additional construction expenditures at Sky Ranch. we believe our reasonably priced lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate the changing market better than other surrounding and significantly higher priced communities.

Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly regarding housing and mortgage loan financing policies). The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during the first nine months of 2022 to moderate persistent U.S. inflation, and the further actions it has stated it intends to take, are expected to be an ongoing headwind for the housing market in 2022 and beyond, as they have elevated mortgage loan interest rates, and created macroeconomic uncertainty and volatility across financial markets. In addition, we and our homebuilding partners continue to experience services and supply constraints and rising and volatile raw material prices. Prolonged supply chain disruptions and other production-related challenges could extend or delay our construction cycle times and intensify construction-related cost pressures beyond our experience in fiscal 2022. In addition, consumer demand for our homes, and our ability to grow our scale, revenues and returns in fiscal 2023 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. or in the Colorado markets. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in fiscal 2022, should not be considered indicative of our future results.

Results of Operations

The results of our operations for the fiscal years ended August 31, 2022 and 2021 were as follows:

	Year Ended
(In thousands, except for water deliveries and taps sold)	August 31, 2022	August 31, 2021	$ Change	% Change
Water and wastewater resource revenue	$10,051	$9,656	$395	4%
Land development revenue
Lot sales	12,187	5,840	6,347	109%
Project management fees	683	1,629	(946)	(58)%
Single-family rental	82	—	82	100%
Total revenue	23,003	17,125	5,878	34%

Water and wastewater resource cost of revenue	4,440	3,867	573	15%
Land development cost of revenue	2,166	2,535	(369)	(15)%
Single-family rental cost of revenue	23	—	23	100%
Total cost of revenue	6,629	6,402	227	4%

General and administrative expense and depreciation	6,278	5,454	824	15%
Operating income	10,096	5,269	4,827	92%

Other income, net	2,609	21,321	(18,712)	(88)%
Income from operations before income taxes	12,705	26,590	(13,885)	(52)%
Income tax expense	(3,086)	(6,480)	(3,394)	(52)%
Net income	$9,619	$20,110	$(10,491)	(52)%

Basic EPS	$0.40	$0.84	$(0.44)	(52)%
Diluted EPS	$0.40	$0.83	$(0.43)	(52)%

Water delivered (thousands of gallons)	404,947	257,776	147,171	57%
Water and wastewater taps sold	159	167	(8)	(5)%
Lots delivered - Phase 1	—	22	(22)	(100)%
Lots delivered - Phase 2A	67	152	(85)	(56)%

Fiscal 2022 vs. Fiscal 2021

Revenue – Total revenue increased in 2022 as compared to 2021, primarily due to increased revenue from lot sales due to Phase 1 being completed early in fiscal 2022 and the recognition of revenue from the development of Phase 2A. Additionally, commercial water sales, mainly to oil and gas operators for use in their drilling operations, increased from $3.3 million in 2021 to $4.1 million in 2022, as oil and gas operators increased drilling operations throughout the front range of Colorado. These increases are partially offset by decreased tap fees (from $5.2 million in 2021 to $4.9 million in 2022) due to timing of when Phase 2A started in relation to when Phase 1 was completed, and project management revenue (from $1.6 million in 2021 to $0.7 million in 2022). Project management revenue declined from 2021, due to the recording of the cumulative project management fees in 2021 which have been earned since the start of development at the Sky Ranch community, which was booked in 2021 because of the removal of the contingency of the collection of the fees. As Sky Ranch continues to grow we expect lot sales to generate significant revenue in the future, and increasing water and wastewater usage fees as we continue to add customers to our water resource development segment.

Cost of revenue – Total costs of revenue increased marginally in 2022 as compared to 2021, primarily due to water usage costs increasing due to the significant increase in water sales to oil and gas operators, offset by a decrease in land development costs that are expensed due to a change in how the public improvements are accounted for as detailed further below and in Note 5 to the accompanying financial statements.

General and administrative expense – General and administrative expense increased in 2022 as compared to 2021, primarily due to the increased number of employees and increased compensation for existing employees as operations and development continue to expand.

Other income, net – Other income, net decreased in 2022 as compared to 2021, primarily due to the 2021 recognition of outstanding reimbursable costs and interest income totaling $20.2 million as the collection of these amounts was deemed probable. Additional information on the reimbursables can be found in Notes 5 and 15 to the accompanying consolidated financial statements. Additionally, in fiscal 2022 we recognized $0.1 million of interest expense related to two notes payable we entered into with our primary lender for the financing of the rental units and the Lost Creek Water purchase, both of which are described in greater detail in Note 8 to the accompanying consolidated financial statements.

Income tax expense – Income tax expense decreased in 2022 as compared to 2021, due to lower pre-tax income primarily from the impact related to the recognition of reimbursable costs due from the Sky Ranch CAB recognized in fiscal 2021. Our effective tax rate remained relatively consistent year over year.

Water delivered – Water deliveries increased in 2022 as compared to 2021, primarily due to increased sales to oil and gas operators, new Sky Ranch customers and increased landscaping and irrigation water usage as more parks and public spaces were completed at Sky Ranch. Oil and gas operations are highly variable and dependent on oil prices, demand for gas, and timing of other leases in our service areas; therefore, we cannot provide any assurances that we will realize this level of sales to oil and gas customers in the future. As Sky Ranch continues to develop, we anticipate continued growth in our residential water and wastewater service revenues.

Water and wastewater tap sales – Water and wastewater tap sales decreased in 2022 as compared to 2021 due to the timing of closings at Sky Ranch. The decrease in tap sales was offset by an increase in the rate per water tap sold in 2022. Tap sales are driven by the issuance of building permits and the timing of these are not contractually established with the home builders. During fiscal 2022, we sold 41 taps in Phase 1 and 113 taps in Phase 2A. We expect to sell the remaining 116 taps in Phase 2A at Sky Ranch in fiscal 2023.

Lots delivered – The number of lots delivered (which refers to when title passed on a lot to the homebuilder) decreased in 2022 compared to 2021 due to all lots in Phase 1 of Sky Ranch having been delivered as of the first quarter of fiscal 2021, and 152 of the lots in Phase 2A having been delivered in the fourth quarter of fiscal 2021. During fiscal 2022, we delivered 67 finished lots to the one builder in Phase 2A that is buying finished lots versus making milestone payments as construction progresses. Despite the lots being transferred to the homebuilders, we still have various construction activities to complete Phase 2A and to turn over the completed infrastructure to the applicable governmental agency for maintenance.

Water and Wastewater Resource Development Results of Operations

	Year Ended
(In thousands, except for water deliveries)	August 31, 2022	August 31, 2021	$ Change	% Change
Metered water usage from:
Municipal water usage	$440	$339	$101	30%
Commercial water usage	4,107	3,299	808	24%
Wastewater treatment fees	248	199	49	25%
Water and wastewater tap fees	4,922	5,163	(241)	(5)%
Other revenue	334	656	(322)	(49)%
Total segment revenue	10,051	9,656	395	4%

Water service costs	1,910	1,546	364	24%
Wastewater service costs	501	371	130	35%
Depreciation	1,740	1,457	283	19%
Other	289	494	(205)	(41)%
Total expenses	4,440	3,868	572	15%

Segment operating income	$5,611	$5,788	$(177)	(3)%

Water deliveries (thousands of gallons)
On Site	5,786	10,652	(4,866)	(46)%
Export - Commercial	23,976	25,489	(1,513)	(6)%
Sky Ranch	50,471	42,965	7,506	17%
Wild Pointe	32,278	24,014	8,264	34%
O&G operations	292,436	154,656	137,780	89%
Total water deliveries	404,947	257,776	147,171	57%

Municipal water usage – Municipal water usage increased in 2022 compared to 2021, primarily due to new Sky Ranch customers in our water and wastewater resource development segment as well as increased water usage due to landscaping and irrigation usage. We anticipate these revenues to continue to increase in the future as more customers are added to our system as Sky Ranch continues to develop.

Commercial water usage – The main component of commercial water usage is from sales to oil and gas operators for use in their drilling process. Commercial water sales increased during fiscal 2022, primarily due to increased oil and gas prices and new fracking permits obtained by our oil and gas customers. Because oil and gas is cyclical in nature as demand and prices fluctuate, we have no way of knowing if water provided to oil and gas operators will increase or decrease in the future. Commercial revenues in fiscal 2021 also included $0.4 million of revenue recognized when a deposit on water from an oil and gas operator expired unused and the deposit was forfeited.

Wastewater treatment fees – Wastewater treatment fees increased in 2022 compared to 2021, primarily due to new Sky Ranch customers in our water and wastewater resource development segment. We anticipate these revenues to continue to increase in the future as more customers are added to our system as Sky Ranch continues to develop.

Water and wastewater tap fees –Water and wastewater tap fees decreased in 2022 compared to 2021, primarily due to a decrease in the number of taps sold due to timing on completion of Phase 1 and the start of Phase 2A, which was partially offset by a price increase of water and wastewater taps. Water and wastewater taps are sold to home builders at the time a building permit is issued and are dependent on when the home builder constructs homes and not contractually driven in terms of timing; therefore, timing of tap sales fluctuate with demand for new construction. During the fiscal year ended 2022, the average price of a Sky Ranch water and wastewater tap was $33,000 compared to $31,000 per tap for the fiscal year 2021.

Other revenue – Other revenue decreased in 2022 as compared to 2021, primarily due to a 2021 agreement to construct a special facility for WISE, for which $0.2 million and $0.4 million of revenue was recognized in fiscal 2022 and 2021. The project recognized revenue on a percent of completion basis and was completed during fiscal 2022.

Water service costs – Water service costs increased in 2022 as compared to 2021, primarily due to increased water usage associated with our oil and gas customers and additional purchases of WISE water.

Wastewater service costs – Wastewater service costs increased in 2022 as compared to 2021, primarily due to the Sky Ranch water reclamation facility increasing its production and requiring more staff to run.

Other costs of revenue – Other costs of revenue decreased in 2022 as compared to 2021, primarily due to fewer expenses remaining for the completion of the special facilities for WISE.

Water delivered – Water deliveries increased in 2022 as compared to 2021, primarily due to increased oil and gas operations, new Sky Ranch customers and increased landscaping and irrigation water usage.

Land Development Results of Operations

	Year Ended
(In thousands)	August 31, 2022	August 31, 2021	$ Change	% Change
Lot sales	$12,187	$5,840	$6,347	109%
Project management revenue	683	1,629	(946)	(58)
Total revenue	12,870	7,469	5,401	72%

Land development construction and project management costs	2,166	2,535	(369)	(15)%

Segment operating income	$10,704	$4,934	$5,770	117%

Lots delivered - Phase 1	—	22	(22)	(100)%
Lots delivered - Phase 2	67	152	(85)	(56)%

Lot sales – Lot sales increased in 2022 as compared to 2021, primarily due to Phase 1 being complete early in fiscal 2022 and Phase 2A revenue being recognized throughout the year as construction progressed, with Phase 2A lot delivery completed by the end of summer 2022.

Project management revenues – Project management revenues decreased in 2022 as compared to 2021, which was due to the determination in 2021 that reimbursable costs due from the Sky Ranch CAB are deemed probable of collection based on projections showing the Sky Ranch CAB will generate sufficient funds from its tax and fee income to repay us, resulting in the recognition of $1.5 million of cumulative project management fees being recorded in 2021. We earn a 5% project management fee on certain costs for managing the construction of public improvements at Sky Ranch.

Land development construction and project management costs –  Land development construction costs decreased in 2022 as compared to 2021, primarily due to Phase 1 being completed and Phase 2A construction progressing. The Phase 2A costs that are expensed are lower than Phase 1 due to the treatment of public improvement costs being added to the note receivable – related party versus being expensed as they were during a portion of fiscal 2021, until collectability was deemed probable.

Lots delivered – The number of lots delivered (which refers to when title is passed to the homebuilder) decreased in 2022 compared to 2021 due to all lots in Phase 1 of Sky Ranch having been delivered as of the first quarter of fiscal 2021, and 152 of the lots in Phase 2A having been delivered in the fourth quarter of fiscal 2021. During fiscal 2022, we delivered 67 finished lots to the one builder in Phase 2A who is buying finished lots instead of making milestone payments as construction progresses. Despite the lots being transferred to the homebuilders, we still have various construction activities to complete Phase 2A to turn over the completed infrastructure to the applicable governmental agency that will maintain the infrastructure. Because we record lot sales as construction progresses, the timing of revenue and lot deliveries are not necessarily correlated.

General and Administrative Expenses

The table below details significant items and changes included in our General and Administrative Expenses (G&A Expenses) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2022 and 2021.

Summary of G&A Expenses

	Year Ended
(in thousands)	August 31, 2022	August 31, 2021	$ Change	% Change
Significant G&A Expense items:
Salary and salary-related expenses	$3,368	$2,820	$548	19%
Share-based compensation	603	497	106	21%
Professional fees	601	610	(9)	(1)%
Public entity-related expenses, including director fees	484	362	122	34%
Corporate insurance	233	85	148	174%
All other combined	604	765	(161)	(21)%
G&A Expenses as reported	$5,893	$5,139	$754	15%

Salary and Salary-Related Expenses – Salary and salary-related expenses increased in fiscal 2022 compared to fiscal 2021 due to a larger employee base to manage the development of our Sky Ranch property and our water and wastewater systems, additional administrative staff, and increased compensation costs for employees to continue to attract and retain top talent. During fiscal 2022, we increased our staff by four employees. Share-based compensation expense increased due to option grants in fiscal 2022 and the fair value of unrestricted stock granted to non-employee board members in fiscal 2022.

Professional Fees – Professional fees consist mainly of legal and accounting fees, which remained consistent year over year.

Public Entity-Related Expenses, including director fees – Costs associated with being a corporation and costs associated with being a publicly traded entity consist primarily of XBRL and EDGAR conversion fees, stock exchange fees, and press releases. These costs fluctuate from year to year but remained relatively consistent from 2021 to 2022. Fees paid to our board increased in fiscal 2022 compared to fiscal 2021, due to the determination to increase director fees in 2022.

Corporate insurance – Corporate insurance costs increased as our operations continue to expand which is due to adding additional construction and rental home policies, and overall insurance rate increases.

All other – All other expenses include typical operating expenses related to the maintenance of our office and equipment, business development, travel, property taxes, and funding provided to the Rangeview District and the Sky Ranch Districts. Other expenses decreased during fiscal 2022 compared to fiscal 2021. The changes were primarily the result of decreased equipment maintenance and the timing of various expenses, which will fluctuate year over year.

Liquidity, Capital Resources and Financial Position

We believe we are well-positioned to navigate the ever-evolving market conditions given our strong financial position. At August 31, 2022, our working capital, defined as current assets less current liabilities, was $27.0 million, which includes $34.9 million in cash and cash equivalents. We believe that as of August 31, 2022, and as of the date of the filing of this Annual Report on Form 10-K, we have sufficient working capital to fund our operations for the next 12 months. We have completed Phase 1 and have completed nearly 80% of the work required to deliver Phase 2A at Sky Ranch. Phase 2B is anticipated to begin during fiscal 2023. We have sold 219 lots in Phase 2A at Sky Ranch and have just over 20% of the construction related activities remaining for Phase 2A to be finished, which we anticipate completing during our fiscal 2023. We expect to spend $5.0 million in the next twelve months completing the construction of Phase 2A (of which we estimate $4.3 million will be reimbursable by the Sky Ranch CAB). We expect to begin Phase 2B during our fiscal 2023 and expect to spend $17.5 million in the next twelve months on remaining Phase 2A and Phase 2B construction activities. We anticipate receiving $19.0 million in milestone payments and $3.1 million of water and wastewater taps fees from the homebuilders over the same period. We believe we can fund such capital expenditures from cash and cash equivalents on hand, phased payments from our lot sales agreements, and payments from the Sky Ranch CAB for reimbursement of public improvements.

Summary Cash Flows

	Year Ended
(In thousands)	August 31, 2022	August 31, 2021	$ Change	% Change
Cash (used) provided by:
Operating activities	$17,454	$3,456	$13,998	405%
Investing activities	(6,668)	(2,896)	(3,772)	(130)%
Financing activities	3,992	87	3,905	4,489%

Net Change in cash	$14,778	$647	$14,131	2,184%

Changes in Operating Activities – Operating activities include amounts we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, the sale of lots, the costs incurred in completing and delivering finished lots, and G&A Expenses.

Cash provided by operations in fiscal 2022 increased substantially as compared to fiscal 2021, primarily related to the reimbursement of capitalized reimbursable costs and interest of $24.1 million in 2022 and cash collections from lot sales, partially offset by the timing differences on payments of payables and accrued liabilities, deferred revenue, and federal and state income taxes payable. The Sky Ranch CAB made payments to us totaling $24.1 million in fiscal 2022 from funds received in the second bond offering issued by the Sky Ranch CAB as well as excess funds from higher fees and property taxes collected by the Sky Ranch CAB.

Changes in Investing Activities – Investing activities in fiscal 2022 consisted primarily of the investment in our land and water system of $5.5 million. Investing activities in fiscal 2021 consisted of the investment in our land and water system of $2.5 million, and the purchase of equipment of $0.4 million. We capitalize costs associated with obtaining, defending, enhancing, and developing our water rights. We capitalize costs incurred to construct infrastructure required to deliver water and wastewater services to our customers, and we capitalize costs to develop our land assets that are not sold to home builders.

Changes in Financing Activities – Financing activities in 2022 consisted of proceeds from debt of $4.0 million to finance our single-family rental units and the acquisition of 370 acre feet of Lost Creek Water.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Our discussion and analysis of our financial condition and results of operations are based on these consolidated financial statements. The preparation of our consolidated financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, engineering estimates, historical results, and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in Note 2 in the accompanying consolidated financial statements. Estimates are used for, but not limited to, determining the recoverability of notes receivable, measure of progress related to our land development activities, and accrued liabilities. Actual results could differ from these estimates.

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

Collectability of the Notes Receivable from the Sky Ranch CAB – The notes receivable from the Sky Ranch CAB are comprised of amounts we incurred and provided to the Sky Ranch CAB for costs related to the construction of public improvements which are reimbursable to us, along with related project management fees and accrued interest associated with those costs. Collectability of the notes is based on the Sky Ranch CAB generating sufficient cash flows to repay us prior to certain contractual dates, which is deemed probable based on a mill levy increase resulting from the remainder of Sky Ranch being in a different taxing district than Phase 1, higher than projected assessed values of completed homes, and additional houses from the start of the next development phase at Sky Ranch. The notes are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the note may not be recoverable. Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of the notes may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances which could trigger an impairment test include, but are not limited to: significant decreases in the market price of houses which generate tax payments to the Sky Ranch CAB; significant adverse changes in the business climate or legal factors including significant decreases in housing sales or assessments; significant increase in costs and accumulation of costs significantly in excess of the amount originally expected for the construction of the associated public improvements; and current period cash flow or operating losses combined with a history of losses or a forecast of losses.  Recoverability of these notes is measured by comparing the carrying value to the future cash flows expected to be generated by the Sky Ranch CAB which can be used to repay us.  When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

Revenue recognition on lot sales under the percentage-of-completion method – We recognize lot revenue over time as construction progresses for most of our lot development contracts. This involves an estimation of the total project costs which are incurred over several months or even years. This requires management to estimate labor and material costs which could change materially over the life of that construction project and have a material impact on the timing of revenue recognition. Under the percentage of completion method, revenues and related costs from lots sold pursuant to lot development contracts requiring milestone payments as construction occurs are recognized over the course of the construction period based on the completion progress of that project phase (i.e. Phase 2A). In relation to each phase or subphase, revenue is determined by calculating the ratio of incurred construction costs, including construction costs related to public improvements subject to reimbursement, to total estimated costs and applying that ratio to the contracted sales amounts. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts. Cost of sales is the cost incurred related to construction of lots. Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in estimated costs or losses, if any, are recognized in the period in which they are determined.

Off-Balance Sheet Arrangements

None

Recently Adopted and Issued Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for recently adopted and issued accounting pronouncements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Pure Cycle Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation (the “Company”) as of August 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended August 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

● ● ● o o o o o

Revenue Recognition of Lot Sales – Refer to Note 2 of the financial statements

Critical Audit Matter Description

As described in Note 2 in the consolidated financial statements, the Company records revenue on the sale of lots to customers over time based upon the specific terms of each contract with the customer.

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
o
Testing of Company prepared spreadsheets supporting the estimated progress by builder, the related revenue recognition and the respective contract liabilities.

Assessment of Existence and Collectability of Related Party Public Improvement Reimbursable – Refer to Notes 2, 5, and 15 of the financial statements

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company records a public improvement reimbursable receivable when the Company has a legally enforceable right to payment for reimbursable costs incurred to date and when collectability of those reimbursable expenditures incurred to date have been determined to be probable of occurrence. As of August 31, 2022, the Company’s related party public improvement reimbursable receivable was $17.2 million. Auditing management’s assessment of existence and collectability of public improvement reimbursable costs involved subjective estimation and complex auditor judgment in determining whether the Company has a legally enforceable right to payment for incurred reimbursable costs and whether the Sky Ranch Community Authority Board (the “Sky Ranch CAB”) has future  sources of liquidity which are deemed to be probable of occurrence based upon current and past events to generate sufficient cash flows to support the payment of the existing reimbursable costs incurred as of the balance sheet date.

How the Critical Audit Matter was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter:

●	We obtained an understanding of the Company’s process and related controls to evaluate the existence and collectability of the public improvement reimbursable costs.
●	We confirmed amounts outstanding and tested underlying support for advances made to the Sky Ranch CAB, including evaluating the specialist used by management.
●	We reviewed the Valuation of Notes Receivables analysis which was performed by an independent third-party for impairment testing purposes, including evaluating the specialist used by management.
●	We evaluated the assumptions used by the Company and the third-party to develop projections of future sources of the Sky Ranch CAB revenues and liquidity and we tested the completeness and accuracy of the underlying data used in the projections.
●	We compared an estimate of anticipated future lot sales and projections of new home builds to our independent expectation.
●	We obtained legal analysis from the Company’s general counsel as to the enforceability of applicable contracts with the Sky Ranch CAB in support of the Company having a legally enforceable right to payment.
●	We also considered macroeconomic indicators such as current and projected growth rates and inflation rates to assess the reasonableness of the Sky Ranch CAB’s overall projected revenue base.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2017.

Broomfield, Colorado

November 14, 2022

● ● ● ● ● ● ●

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	August 31, 2022	August 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$34,894	$20,117
Trade accounts receivable, net	2,425	1,532
Prepaid expenses and other assets	467	458
Land under development	—	608
Notes receivable - related party, reimbursable public improvements	—	16,000
Total current assets	37,786	38,715
Restricted cash	2,328	2,327
Investments in water and water systems, net	58,763	53,786
Construction in progress	1,224	3,304
Single-family rental units	975	—
Land and mineral rights:
Held for development	6,773	5,924
Held for investment purposes	451	451
Other assets	2,463	2,591
Notes receivable – related parties, including accrued interest:
Reimbursable public improvements	17,208	8,794
Other	1,120	1,163
Operating leases - right of use assets, less current portion	138	122
Total assets	$129,229	$117,177

LIABILITIES:
Current liabilities:
Accounts payable	$849	$1,787
Accrued liabilities	2,029	1,224
Accrued liabilities – related parties	560	2,881
Income taxes payable	2,530	4,163
Deferred lot sale revenues	4,275	1,995
Deferred water sales revenues	570	410
Debt, current portion	10	—
Total current liabilities	10,823	12,460
Participating interests in export water supply	323	325
Debt, less current portion	3,950	—
Deferred tax liability, net	1,075	1,615
Lease obligations - operating leases, less current portion	62	37
Total liabilities	16,233	14,437
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares par value 1/3 of $.01 per share, 40.0 million authorized; 23,980,645 and 23,916,633 outstanding, respectively	80	80
Additional paid-in capital	174,150	173,513
Accumulated deficit	(61,234)	(70,853)
Total shareholders’ equity	112,996	102,740
Total liabilities and shareholders’ equity	$129,229	$117,177

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
(In thousands, except share information)	August 31, 2022	August 31, 2021
Revenues:
Metered water usage from:
Municipal customers	$440	$339
Commercial customers	4,107	3,299
Wastewater treatment fees	248	199
Water and wastewater tap fees	4,922	5,163
Lot sales	12,187	5,840
Project management fees	683	1,629
Single-family rentals	82	—
Special facility projects and other	334	656
Total revenues	23,003	17,125

Expenses:
Water service operations	1,910	1,546
Wastewater service operations	501	370
Land development construction costs	1,990	2,535
Project management costs	176	—
Single-family rental costs	23	—
Depletion and depreciation	1,740	1,457
Other	289	494
Total cost of revenues	6,629	6,402

General and administrative expenses	5,893	5,139
Depreciation	385	315
Operating income	10,096	5,269

Other income:
Interest income - related party	1,937	2,955
Recognition of public improvement reimbursables - related party	—	17,262
Reimbursement of construction costs - related party	—	485
Oil and gas royalty income, net	498	324
Oil and gas lease income, net	171	196
Other, net	93	99
Interest expense, net	(90)	—
Income from operations before income taxes	12,705	26,590
Income tax expense	3,086	6,480
Net income	$9,619	$20,110

Earnings per common share - basic and diluted
Basic	$0.40	$0.84
Diluted	$0.40	$0.83
Weighted average common shares outstanding:
Basic	23,953,740	23,890,792
Diluted	24,155,990	24,110,918

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended August 31, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2021	432,513	$—	23,916,633	$80	$173,513	$(70,853)	$102,740
Stock option exercises	—	—	52,012	—	34	—	34
Stock granted for services	—	—	12,000	—	159	—	159
Share-based compensation	—	—	—	—	444	—	444
Net income	—	—	—	—	—	9,619	9,619
Balance at August 31, 2022	432,513	$—	23,980,645	$80	$174,150	$(61,234)	$112,996

	Year Ended August 31, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2020	432,513	$—	23,856,098	$80	$172,927	$(90,963)	$82,044
Stock option exercises	—	—	48,535	—	89	—	89
Stock granted for services	—	—	12,000	—	—	—	—
Share-based compensation	—	—	—	—	497	—	497
Net income	—	—	—	—	—	20,110	20,110
Balance at August 31, 2021	432,513	$—	23,916,633	$80	$173,513	$(70,853)	$102,740

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	August 31, 2022	August 31, 2021
Cash flows from operating activities:
Net income	$9,619	$20,110
Adjustments to reconcile net income to net cash used by operating activities:
Deferred lot sale revenues	2,280	(1,199)
Depreciation and depletion	2,125	1,772
Land under development	608	(522)
Share-based compensation expense	603	497
Deferred water sales revenue	160
Prepaid expenses	(59)	63
Other assets and liabilities	(83)	(36)
Deferred income taxes	(540)	729
Trade accounts receivable	(893)	(414)
Accounts payable and accrued liabilities	(2,362)	1,547
Taxes payable	(1,633)	5,750
Activity for note receivable - related party, reimbursable public improvements:
Payments received	23,736	400
Net other activity	(16,150)	(25,194)
Activity for note receivable - related party, other
Payments received	487	—
Net other activity	(444)	(47)
Net cash provided by operating activities	17,454	3,456
Cash flows from investing activities:
Construction costs of single-family rentals	(143)	—
Purchase of property and equipment	(157)	(383)
Investments in future development phases at Sky Ranch	(849)	—
Investments in water and water systems	(5,519)	(2,513)
Net cash used by investing activities	(6,668)	(2,896)
Cash flows from financing activities:
Proceeds from notes payable	4,000	—
Proceeds from option exercises	34	89
Payments to contingent liability holders	(2)	(2)
Payments on notes payable	(40)	—
Net cash provided by financing activities	3,992	87
Net change in cash, cash equivalents and restricted cash	14,778	647
Cash, cash equivalents and restricted cash – beginning of period	22,444	21,797
Cash, cash equivalents and restricted cash – end of period	$37,222	$22,444
Cash and cash equivalents	$34,894	$20,117
Restricted cash	2,328	2,327
Total cash, cash equivalents and restricted cash	$37,222	$22,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$5,260	$—
Cash paid for interest	$55	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$536	$—
Issuance of stock for compensation	$159	$136
Change in investments in water and water systems included in accounts payable and accrued liabilities	$157	$3,277
Transfer of land development costs to other assets	$—	$733
Transfer of land development costs to land under development	$—	$244
Change in land under development included in accounts payable and accrued liabilities	$—	$19
Transfer of income taxes receivable to income taxes payable	$—	$1,588

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022 and 2021

NOTE 1 – ORGANIZATION

Pure Cycle Corporation (Company or Pure Cycle) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. Pure Cycle currently operates in two reportable business segments: (i) wholesale water and wastewater services and (ii) land development. During its fiscal 2021, Pure Cycle launched its single-family rental business which constructs and leases single-family homes in its Sky Ranch neighborhood. Management believes the single-family rental business will likely become its third operating segment, once material.

Since its inception, Pure Cycle has accumulated valuable water and land interests and has developed an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region. Pure Cycle’s land assets are located along the bustling and high-profile I-70 corridor in the Denver metropolitan region. Through its land development segment, Pure Cycle is developing Sky Ranch, a 930-acre master planned community located four miles south of Denver International Airport. Sky Ranch is planned to include a mix of 3,200 single-family and multifamily residential units and over two million square feet of commercial, retail, and industrial space.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Pure Cycle Corporation and its two wholly-owned and controlled subsidiaries, PCY Holdings, LLC and PCYO Home Rentals, LLC. Intercompany accounts and transactions have been eliminated in consolidation.

Coronavirus (COVID-19)

Since early 2020, COVID-19 has caused substantial disruption in international and U.S. economies and markets. The impacts of COVID-19 are continuing but have lessened as vaccines have become widely available in the U.S, although there have been periodic increases in the number of cases in the U.S. due to the spread of COVID-19 variants. COVID-19 has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences, and meetings), quarantines, mask mandates and social distancing measures. Due to the outbreak of COVID-19 and related restrictions, Phase 2A of Sky Ranch was delayed due to the extended time taken to approve the platted lots through the county government.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, reimbursable costs and expenses, costs of revenue for lot sales, share-based compensation, deferred tax asset valuation, and the useful lives and recoverability of long-lived assets. Actual results could differ from those estimates.

During fiscal 2021, the Company determined the reimbursable public improvements, project management fees and interest income related to the Sky Ranch community being developed by Pure Cycle were probable of collectability. Historically, due to a lack of tax base and no operating history for the Sky Ranch Community Authority Board (Sky Ranch CAB), the Company was unable to estimate when or if it would receive payment for these items and deferred recognition of them until cash was received. As a result of an established and growing tax base resulting from the success of the initial development, increases in housing values in Colorado, added mill levies, and additional unencumbered fees received by the Sky Ranch CAB, Pure Cycle believes repayment of the public improvements, payment of the project management fees, and interest income are deemed probable. Based on this Pure Cycle recognizes these items in the consolidated financial statements as they occur. The timing and amount of potential payments have been estimated based on growth trends utilizing current assessed values and historic growth rates which have been projected to current and contracted lot sales through the contractual obligation period.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company had no cash equivalents as of August 31, 2022 or 2021. At various times during the fiscal year ended August 31, 2022, the Company’s main operating account exceeded federally insured limits. To date, the Company has never suffered a loss due to such excess balance.

Contract Asset

Contract assets reflect revenue which has been earned but not yet invoiced. Contract assets are transferred to receivables when the Company has the right to bill such amounts and they are invoiced. Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. At August 31, 2022, August 31, 2021, and September 1, 2020, the Company had no contract assets.

Land Under Development

The land under development account primarily includes land stated at cost which Pure Cycle is developing and plans to sell. Pure Cycle began developing its Sky Ranch property in 2018. Pure Cycle capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot. These costs are capitalized as incurred. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sold. Prior to fiscal 2021, costs included in the land under development accounts included common area costs Pure Cycle funded through the Sky Ranch CAB when collectability of such reimbursable costs was not considered probable. However, in fiscal 2021, because the Company believes these costs have and will be reimbursed by the Sky Ranch CAB, those costs are now reflected in a note receivable account from the Sky Ranch CAB since management believes collectability is deemed probable due to increases in mill levies resulting from remaining phases being in a different taxing district, the increased tax base resulting from completed homes and lots under contract, as well as other relevant factors impacting the Sky Ranch CAB’s future liquidity. As a result the land under development accounts primarily contain costs directly attributable to lots to be sold, which will not be reimbursed, but will be expensed as land cost of sales as lots are being completed and sold on a lot-by-lot basis.

The Company measures land under development costs held for sale at the lower of the carrying value or net realizable value. In determining net realizable value, the Company primarily relies upon the most recent comparable sales prices. If recent sales prices are not available, the Company will consider several factors, including, but not limited to, current market conditions, nearby recent sales transactions, and market analysis studies. If the net realizable value is lower than the current carrying value, the land is written down to its net realizable value.

Notes Receivable – Sky Ranch CAB

As noted above and described in greater detail in Note 5, the Sky Ranch CAB is responsible for building certain public improvements at Sky Ranch, for which the Company provided the funding to the Sky Ranch CAB and which is reimbursable to the Company. Prior to fiscal 2021, the repayment of the public improvement reimbursable costs was contingent upon the Sky Ranch CAB issuing bonds or generating enough funds to repay the Company such that collectability was deemed probable. As the Sky Ranch CAB’s mill levy share increased, home values continued to rise, and more lots were sold, the current tax base and related future revenues have grown at Sky Ranch.  The Sky Ranch CAB is expected to repay the Company; it has made multiple payments to date to the Company. The Company has determined the reimbursement of public improvement costs, for which the Company has an enforceable right to payment for costs incurred, are probable of collection. Therefore, the Company will recognize the reimbursable public improvements costs incurred to date at Sky Ranch in the Notes receivable – related party, reimbursable public improvements account on the accompanying consolidated balance sheet.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of significant input to determine where within the fair value hierarchy the measurement falls. The estimated fair value measurements in Note 2 are based on Level 2 of the fair value hierarchy.

Cash and cash equivalents – The Company’s cash and cash equivalents are reported using the values as reported by the financial institution where the funds are held. These securities primarily include balances in the Company’s operating and savings accounts. The carrying amount of cash and cash equivalents approximate fair value.

Trade accounts receivable – Trade accounts receivable are reported net of allowances for uncollectible accounts and the carrying values approximate fair value due to the short-term nature of the receivables.

Restricted cash – The Company has entered into four separate cash-secured performance standby letter of credit agreements with its primary bank to provide assurance the Company will perform on various construction agreements. As of August 31, 2022, the four letters of credit totaled $2.3 million, which are fully secured by cash held in a restricted account at the bank, which approximates its fair value as it is cash held in a savings account.

Notes receivable – related parties – The carrying amounts of the notes receivable – related parties (with the Rangeview Metropolitan District (Rangeview District) and the Sky Ranch CAB approximate their fair value because the interest rates on the notes approximate market rates.

Accounts payable – The carrying amounts of accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Debt – The carrying amounts of the Company’s debt approximate fair value because the rates are floating rates based on the prime lending rate, which approximates market rates.

Long-term financial liabilities – The Comprehensive Amendment Agreement No. 1 (CAA) is comprised of a recorded balance and an unrecorded or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (as defined in Note 4). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (as defined in Note 4 ). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a readily determinable fair value. The CAA is described further in Note 6.

Unrecorded Instruments – The Company’s unrecorded financial instruments consist entirely of the contingent portion of the CAA. Because repayment of this portion of the CAA is contingent on the sale of Export Water, which is not reasonably estimable, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. See further discussion in Note 6.

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. The Company has recorded an allowance for uncollectible accounts in receivables from continuing operations totaling less than $0.1 million for the periods ended August 31, 2022 and 2021. The allowance for uncollectible accounts was determined based on a specific review of all past due accounts.

Recoverability of Long-Lived Assets

The Company evaluates its long-lived assets for impairment if the Company determines events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s assumptions and market conditions. If any of its long-lived assets are deemed to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended August 31, 2022 and 2021, the Company did not identify any indications of impairment loss.

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

Water and Wastewater Resource Development Segment Revenues

Pure Cycle generates revenues through its wholesale water and wastewater business predominantly from the items described below. Because these items are separately delivered and distinct, Pure Cycle accounts for each of the items separately.

Monthly water usage and wastewater treatment fees – Pure Cycle provides water and wastewater services to customers, for which the customers are charged monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (SFE) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure. Pure Cycle recognizes wholesale water usage revenues at a point in time upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. Revenues recognized by Pure Cycle from the sale of “Export Water” and other portions of its “Rangeview Water Supply” off the “Lowry Range” are reported net of royalties to the State of Colorado Board of Land Commissioners (Land Board). Pure Cycle is the distributor of the Export Water and sets pricing for the sale of Export Water. Revenues recognized by Pure Cycle from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the primary distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Range. See further description of “Export Water,” the “Lowry Range,” and the “Rangeview Water Supply” in Note 4 under “Rangeview Water Supply and Water System.”

Pure Cycle also sells raw water for industrial uses, mainly to oil and gas companies for use in the drilling processes (referred to as “O&G operations”). O&G operations revenues are recognized at a point in time upon delivering water to the customer, unless other special arrangements are made.

During the years ended August 31, 2022 and 2021, the Company delivered 404.9 million and 257.8 million gallons of water to customers. Of this, 70% and 60% was sold to O&G operators.

Pure Cycle recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

Water and wastewater tap fees and construction fees/special facility funding – Pure Cycle has various water and wastewater service agreements, components of which may require the payment of tap fees. A tap constitutes a right to connect to the wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property to Pure Cycle’s water and/or wastewater systems. The right stays with the property upon sale or transfer. Pure Cycle has no obligation to physically connect the property to the lines. Once connected to the water and/or wastewater systems, the customer has live service and the ability to receive metered water deliveries from Pure Cycle’s system and send wastewater into Pure Cycle’s system. Thus, once the connection right is granted, the customer has full control of the connection right as it can obtain all the benefits from this right. Therefore, management has determined that tap fees are separate and distinct performance obligations that are recognized at a point in time.

Pure Cycle recognizes water and wastewater tap fee revenues when Pure Cycle grants the right for the customer to connect to the water or wastewater service line to obtain service, and the customer pays the tap fee. During the years ended August 31, 2022 and 2021, Pure Cycle recognized $4.1 million and $4.4 million of water tap fee revenues. The water tap fees recognized are based on the amounts billed by the Rangeview District to customers, after deduction of royalties due to the Land Board for water taps, if applicable, and net of amounts paid to third parties pursuant to the CAA as further described in Note 7.

During the years ended August 31, 2022 and 2021, the Company recognized $0.8 million and $0.8 million of wastewater tap fee revenues.

Pure Cycle recognizes construction fees, including fees received to construct “special facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of special facilities. Management has determined that special facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. For the years ended August 31, 2022 and 2021, Pure Cycle recognized $0.2 million and $0.4 million of special facilities revenue.

As of August 31, 2022 and 2021, Pure Cycle had no contract liabilities related to tap and construction fee/special facility funding revenue.

Consulting fees – Pure Cycle can receive, typically monthly, fees from customers including municipalities and area water providers, for contract operations services. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. For the years ended August 31, 2022 and 2021, Pure Cycle recognized less than $0.1 million and $0.1 million of consulting fees. These fees are classified in Special facility projects and other income.

Land Development Segment Revenues

Pure Cycle generates revenues through its land development business predominantly from the sources described below. Because these items are separately delivered and distinct, Pure Cycle accounts for each of the items separately.

Sale of finished lots – Pure Cycle acquired approximately 930 acres of land zoned as a Master Planned Community known as Sky Ranch. Pure Cycle has entered into multiple purchase and sale agreements with home builders pursuant to which Pure Cycle agreed to sell, and each builder agreed to purchase, residential lots at Sky Ranch. Pure Cycle began Phase 1 in March 2018 and broke ground on Phase 2 in February 2021. As of August 31, 2022, Phase 1 is complete and includes 509 lots, of which 505 were sold to three homebuilders and the remainder were retained by Pure Cycle for use in its single-family rental business. Phase 2 is planned to have 850 lots (804 under contract with homebuilders and 46 retained for use in the single-family rental business) and is being developed in four subphases (referred to as Phase 2A, 2B, 2C and 2D). Phase 2A broke ground in February 2021, includes a total of 229 lots, of which 219 lots were sold to home builders and 10 were retained for use in the single-family rental business.

The timing of cash flows from Phase 2, consistent with Phase 1, includes certain milestone deliveries, including, but not limited to, completion of governmental approvals for final plats, installation of wet utility public improvements, and final completion of lot deliveries.

Pure Cycle sells lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements require the same level of construction for all lots and builders, the primary difference in the agreements is the timing of payments and timing of the transfer of ownership of the lots. Pure Cycle’s lot sales agreements require payments under one of the two following structures:

(1)	Upon the substantial completion of the finished lot, whereby the builder pays for a ready-to-build finished lot and the sales price is paid in a lump-sum upon substantial completion of the finished lot (typically subject to completion of related public improvements by the Sky Ranch CAB) that is permit ready. Depending on timing of delivery of the finished lot to the builder, Pure Cycle may still have unfulfilled contract performance obligations related to the timing of completion of public improvements and other amenities. If these unfulfilled obligations are deemed other than insignificant, the company follows format 2 and recognizes revenue over time based on the estimated progress using overall costs incurred to date compared to total estimated costs from the period of time the lot is delivered until the remaining performance obligations are substantially completed.
(2)	As certain construction milestones are achieved, which include payments due as follows pursuant to a lot development agreement with the builder: (i) payment upon the delivery of platted lots (which requires Pure Cycle to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Typically these lots are also subject to completion of related public improvements by the Sky Ranch CAB after all three payments have been received.

Under the first payment structure, the builder (i.e., the customer) takes control/ownership of the lot at the time payment is received and the lot is substantially complete. Under the second payment structure, the builder takes control/ownership at the first closing, or delivery of the platted lots. Under both payment scenarios Pure Cycle has subsequent improvements to make to the lot to either improve the builder’s lot and/or complete its performance obligations of managing the public improvements required to complete the neighborhood, which includes items such as fencing, final utility installation, and landscaping. Because Pure Cycle has obligations remaining under the contracts, Pure Cycle accounts for lot sales revenue over time as construction progresses, with progress measured based upon costs incurred to date compared to total expected costs for a particular construction phase (i.e. for Phase 2A). Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. Pure Cycle does not have any material significant payment terms as all payments are expected to be received within a few months after invoicing. Pure Cycle adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year.

For the years ended August 31, 2022 and 2021, Pure Cycle recognized $12.2 million and $5.8 million of lot sale revenue related to Phase 2A and Phase 1 at Sky Ranch for over time recognition of the performance obligations using the percentage-of-completion methods for each builder contract in each phase. Pure Cycle recognized $1.6 million of revenue at a point in time upon the delivery of finished lots to the builder for the year ended August 31, 2021.

Since development of Sky Ranch began through August 31, 2022, Pure Cycle has received payments totaling $26.2 million related to the agreements with builders in Phase 1 and $18.4 million in Phase 2A. Of the amounts received for Phase 1, as of August 31, 2022, all $26.2 million has been recognized as revenue as Phase 1 is complete. Of the amounts received for Phase 2A, as of August 31, 2022, $14.1 million has been recognized as revenue as Phase 2A is approximately 76% complete. As of August 31, 2022, $4.3 million of revenue has been deferred related to Phase 2A contracts, which will be recognized over time as the Company completes its performance obligations of managing the completion of the public improvements in Phase 2A, which includes items such as fencing, final utility installation, and landscaping. Such completion is expected by the end of fiscal 2023.

Reimbursable Costs for Public Improvements – The Sky Ranch CAB is obligated to construct certain public improvements at Sky Ranch. Public improvements are items that are not associated with an individual lot or home, but can be used by the public, whether living in Sky Ranch or not. Public improvements include items such as roads, curbs, sidewalks, landscaping, and parks but also includes items such as water distribution systems, sewer collection systems, storm water systems, and drainage improvements. These public improvements are constructed pursuant to design standards specified by local governmental jurisdictions including the Sky Ranch Metropolitan District Nos. 1, 3, 4, 5, 6, 7 and 8 (collectively, the Sky Ranch Districts), the Sky Ranch CAB, Arapahoe County, and the local stormwater authority and, after inspection and acceptance, are turned over to the applicable governmental entity to own, operate and maintain.

Pursuant to agreements between the Company and the Sky Ranch CAB (see Note 15), the Company is obligated to provide advance funding to the Sky Ranch CAB related to the construction of these public improvements pursuant to a note. Because public improvements are utilized by more than just a single home, the costs are typically reimbursed through property tax assessments, fees, and other funding mechanisms like municipal bonds.

Although the Company is developing Sky Ranch in phases, the Sky Ranch CAB collects taxes and fees for the entire community and those funds are available to repay the Company regardless of the location of the public improvement (except for certain regional public improvements). Additional information about the amounts spent on public improvements as well as amounts repaid are further detailed in Note 5.

The Company evaluates the notes receivable - related parties, reimbursable public improvements for indicators of impairment each reporting period and an impairment charge will be incurred for any amounts deemed uncollectible. The note receivable from the Sky Ranch CAB bears an interest rate of six percent (6%) per annum until paid. To date no impairment has been recorded for the reimbursable amounts on the note receivable.

Project management services – Pursuant to two Service Agreements for Project Management Services (Project Management Agreements) with the Sky Ranch CAB, Pure Cycle acts as the project manager and provides the services required to deliver the Sky Ranch CAB-eligible public improvements (see discussion of reimbursable public improvements above and in Note 5), including but not limited to Sky Ranch CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. Pure Cycle is responsible for all expenses it incurs in the performance of the Project Management Agreements and is not entitled to any reimbursement or compensation except as set forth in the Project Management Agreements, unless otherwise approved in advance by the Sky Ranch CAB in writing. Pure Cycle receives a project management fee of five percent (5%) of actual qualifying construction costs of Sky Ranch CAB-eligible public improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, and land acquisition or any other costs that are not directly related to the cost of construction of Sky Ranch CAB-eligible public improvements are not included in the calculation of the project management fee. Soft costs and other costs incurred by Pure Cycle that are not directly related to the construction of Sky Ranch CAB-eligible public improvements are included in the land under development account and accounted for in the same manner as construction support activities as described below. Per the Project Management Agreements, no payment is required by the Sky Ranch CAB with respect to project management fees unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have sufficient funds from tax assessment, fees or the issuance of municipal bonds in an amount sufficient to reimburse Pure Cycle for all or a portion of advances provided or expenses incurred for construction of public improvements that qualify as reimbursable expenses. Historically, the recognition of project management revenue was deferred as the payment was deemed contingent on a sufficient tax base and/or the issuance of municipal bonds for collectability to be considered probable. Due to an approved increase in the mill levy due to the remaining phases being in a different taxing district, the completion of Phase 1, higher than projected assessed home values, and the increase in lots under contract, Pure Cycle has determined that it is probable that the Sky Ranch CAB reimbursement to Pure Cycle for its project management fees, for which service has previously been provided is collectible. Additional information on the Project Management fees and treatment of the related receivables is included in Note 5 below.

Construction support activities – Pure Cycle performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control, best management practices and other construction-related services. For Phase 1, these activities are invoiced to the Sky Ranch CAB upon completion and will be recognized in the land under development account or Notes receivable – related party, dependent upon whether collectability is deemed to be reasonably assured. The Phase 2 activities are invoiced based on an agreement between Pure Cycle and the Sky Ranch CAB.  The amounts are invoiced and recognized as special facility projects revenue and is a component in trade accounts receivable, net. For the years ended August 31, 2022 and 2021, the Company recognized $0.1 million and $0.1 million related to construction support activities at Sky Ranch

Deferred Revenue

As noted above, the Company recognizes certain lot sales over time as construction activities progress for lots sold pursuant to lot development agreements and not when payment is received. Based on this, the Company will frequently receive milestone payments before revenue can be recognized (i.e. prior to the Company completing cumulative progress which faithfully represents the transfer of goods and services to the customer) which results in the Company recording deferred revenue. The Company recognizes this revenue into income as control of lots are transferred to the homebuilder, generally from the period title to a lot is transferred until all construction activities (including public improvements the Company oversees) for that phase or subphase are completed and turned over to the governmental agency that will maintain the asset. As construction activities progress, which is measured based on amount of costs incurred to total expected costs of the project (i.e. Phase 2A) which management believes is a faithful representation of the transfer of goods and services to the customer.

Prior to fiscal 2021, the Company received up-front payments for certain oil and gas leases which permitted an oil and gas operator priority rights to water deliveries over a specified period of time. As the Company was not required to perform on its delivery obligations when the payments were received, recognition of revenue was deferred and was recognized on a straight-line basis over the agreement term. All up-front payments have been fully recognized as of the first quarter of fiscal 2021.

The Company also received an up-front payment from an oil and gas industrial customer to reserve priority water for their operations. The Company recognized this revenue based either on actual usage each reporting period or based on amounts which had expired pursuant to the agreement. The customer had up to one year from the invoice date to use such water. The customer did not use the water in the contract period which ended in January 2021, and such water was forfeited by the customer resulting in the Company recognizing revenue of $1.2 million.

During fiscal 2022, the Company received up-front payments from an oil and gas industrial customer for future drilling needs.  The customer paid deposits on three different occasions for an estimated 25% of future water usage to reduce future cash payments when drilling.  The customer drilled, during fiscal 2022, wells utilizing two of the three deposits paid.  For the year ended August 31, 2022, the Company had deferred revenue of $0.5 million for drilling activities expected to commence in early calendar year 2023.

As of August 31, 2022 and 2021, the Company’s deferred revenues along with the changes in the deferred revenues are as follows:

	Year Ended August 31, 2022
	Water and Wastewater Resource Development	Land Development	Total
(In thousands)
Balance at August 31, 2021	$410	$1,995	$2,405
Revenue recognized	(791)	(11,434)	(12,225)
Revenue deferred	951	13,714	14,665
Balance at August 31, 2022	$570	$4,275	$4,845

	Year Ended August 31, 2021
	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2020	$1,965	$1,635	$3,600
Revenue recognized	(4,521)	(3,558)	(8,079)
Revenue deferred	2,966	3,918	6,884
Balance at August 31, 2021	$410	$1,995	$2,405

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

Oil and Gas Lease Payments

As further described in Note 4 below, on March 10, 2011, the Company entered a Paid-Up Oil and Gas Lease (Sky Ranch O&G Lease) and a Surface Use and Damage Agreement that have been assigned to various other oil and gas companies as a result of acquisitions. Six wells have been drilled within the Company’s mineral interest and placed into service (four new wells beginning in fiscal 2021) and are producing oil and gas and accruing royalties to the Company. During the years ended August 31, 2022, and 2021, the Company received $0.5 million and $0.3 million, in royalties attributable to these wells. The Company classifies income from lease and royalty payments as Other income in the consolidated statements of operations and comprehensive income as the Company does not consider these arrangements to be an operating business activity. Oil and gas operations, although material in certain years, are deemed a passive activity as the Chief Operating Decision Maker (CODM) does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company recognizes share-based compensation costs as expenses over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. The impact on the income tax provision for the granting and exercise of stock options during each of the years ended August 31, 2022 and 2021, was immaterial.

During the years ended August 31, 2022 and 2021, the Company recognized $0.6 million and $0.5 million of share-based compensation expense.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2022.

The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating losses and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2017 through fiscal 2022. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. At August 31, 2022, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended August 31, 2021.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 was set to be effective for public companies on January 1, 2021; however, the FASB delayed the effective date for smaller reporting companies, which for the Company the effective date is September 1, 2023. The Company continues to monitor economic implications of the COVID-19 pandemic and is analyzing how the adoption of ASU 2016-13 might impact its notes receivable from the Sky Ranch CAB and the Rangeview District, but the Company does not anticipate ASU 2016-12 having a material impact on the Company’s consolidated financial statements.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as The NASDAQ Stock Market. As of August 31, 2022 and August 31, 2021, the Company had no recurring Level 1 assets or liabilities.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. As of August 31, 2022, the Company has two non-recurring Level 2 liabilities, the SFR Note and the Lost Creek Note (both defined in Note 8), for which the Company has determined the valuation of the liabilities can be obtained from readily available pricing sources via independent providers for market transactions involving similar liabilities. As of August 31, 2021, the Company had no Level 2 assets or liabilities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain significant unobservable assumptions and projections in determining the fair value assigned to such assets or liabilities. As of August 31, 2022 and 2021, the Company had one Level 3 asset measured on a non-recurring basis, the notes receivable – related party, reimbursable public improvements, for which the Company did not record any unrealized gains or losses as the fair value, based on a discounted cash flow analysis, approximated the carrying value. As of August 31, 2022 and 2021, the Company had one Level 3 liability, the contingent portion of the CAA. The Company has determined that the contingent portion of the CAA does not have a readily determinable fair value (see Note 6).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

There were no transfers between Level 1, 2 or 3 categories during the years ended August 31, 2022 or 2021.

NOTE 4 – WATER AND LAND ASSETS

Investment in Water and Water Systems

The Company’s water and water systems consist of the following:

	August 31, 2022		August 31, 2021
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$19,881	$(2,099)	$17,526	$(1,470)
Rangeview water supply	14,809	(17)	14,622	(17)
Water supply – Other	7,612	(1,739)	7,569	(1,433)
Sky Ranch water rights and other costs	7,764	(1,280)	7,338	(1,087)
Sky Ranch pipeline	5,740	(984)	5,727	(793)
Lost Creek water supply	7,041	—	3,374	—
Fairgrounds water and water system	2,900	(1,415)	2,900	(1,327)
Wild Pointe service rights	1,632	(1,082)	1,632	(775)
Totals	67,379	(8,616)	60,688	(6,902)
Net investments in water and water systems	$58,763		$53,786

Construction in Progress

The construction in progress account represents costs incurred on various construction projects currently underway that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of water facilities being constructed which the Company anticipates will be placed in service during the next twelve months. During the year ended August 31, 2022, the Company incurred (1) $4.0 million of costs related to its construction projects, (2) completed various water infrastructure projects resulting in the capitalization of $5.1 million of costs, and (3) completed three single-family rental units resulting in the capitalization of $1.0 million of costs.

Single-Family Rental Homes

During the year ended August 31, 2021, the Company completed construction of the first three units being utilized in Pure Cycle’s single-family rental business. The costs of the units are capitalized and when applicable are depreciated over periods not exceeding thirty-years, which is dependent on the asset type. All three units were placed in service and leased effective November 1, 2021.

During the year ended August 31, 2022, the Company contracted for construction of eleven additional rental units to be used in the rental business. The Company began construction on one single-family detached unit in March 2022 with an estimated completion in November 2022, with the remaining ten units, comprised of single-family detached houses, townhomes, and paired homes beginning construction in the summer of 2022 with estimated completion dates in the third and fourth quarter of fiscal 2023.

The Company has reserved a total of 46 lots in Phase 2 (10 of which are in Phase 2A and under construction as of August 31, 2022) of Sky Ranch to build additional rental units.

Depletion and Depreciation

During the years ended August 31, 2022 and 2021, the Company recorded an immaterial amount of depletion charges, which relates entirely to the Rangeview Water Supply (as defined below).

During the years ended August 31, 2022 and 2021, the Company recorded $2.1 million and $1.8 million of depreciation expense, which include $0.3 million and $0.3 million of depreciation expense for other equipment not included in the table above.

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

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of approximately 27,000 acre-feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 26,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. As of August 31, 2022, the Company has invested $19.9 million in facilities to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset, including legal and engineering fees.

The Company acquired the Rangeview Water Supply in 1996 pursuant to the following agreements:

●	1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (Lease), between the Company, the Land Board, and the Rangeview District;
●	The 1996 Service Agreement between the Company and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between the Company and the Rangeview District (Lowry Service Agreement), which allows the Company to provide water service to the Rangeview District’s customers located on the Lowry Range;
●	The Agreement for Sale of non-tributary and not non-tributary groundwater between the Company and the Rangeview District (Export Agreement), pursuant to which the Company purchased a portion of the Rangeview Water Supply referred to as the “Export Water” because the Export Agreement allows the Company to export this water from the Lowry Range to supply water to nearby communities; and
●	The 1997 Wastewater Service Agreement between the Company and Rangeview District (Lowry Wastewater Agreement), which allows the Company to provide wastewater service to the Rangeview District’s customers on the Lowry Range.

The Lease, the Lowry Service Agreement, the Export Agreement, and the Lowry Wastewater Agreement are collectively referred to as the Rangeview Water Agreements.

In August 2019, the Company acquired 300 acre-feet of fully consumptive surface water in the Lost Creek Designated Ground Water Basin. In June 2022, the Company acquired 370 acre-feet of fully consumptive surface water through the acquisition of three wells located in the Lost Creek Designated Ground Water Basin (both acquisitions are referred to collectively as the Lost Creek Water). The Lost Creek Water is currently adjudicated for municipal/industrial use, and the Company has filed an application with the Colorado water court to change the use of the water to augment its municipal/industrial water supplies at the Lowry Range. The Company has consolidated the Lost Creek Water with the Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off the Lowry Range.

Pursuant to the Rangeview Water Agreements, the Company owns 11,650 acre-feet of water consisting of 10,000 acre-feet of groundwater and 1,650 acre-feet of average yield surface water which can be exported off the Lowry Range to serve area users (referred to as Export Water). The 1,650 acre-feet of surface rights are subject to completion of documentation by the Land Board related to the Company’s exercise of its right to substitute an aggregate gross volume of 165,000 acre-feet of its groundwater for 1,650 acre-feet per year of adjudicated surface water and to use this surface water as Export Water. Additionally, assuming completion of the substitution of groundwater for surface water, the Company has the exclusive right to provide water and wastewater service, through 2081, to all water users on the Lowry Range and the right to develop an additional 13,685 acre-feet of groundwater and 1,650 acre-feet of adjudicated surface water to serve customers either on or off the Lowry Range. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range.

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

Rates and charges for all water and wastewater services on the Lowry Range, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges cannot exceed the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements, the Land Board receives a royalty of 10% or 12% of gross revenues from the sale or disposition of the water, depending on the nature and location of the purchaser of the water, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt). The Company also is required to pay the Land Board a minimum annual water production fee of $46,000 per year, which offsets earned royalties, and annual rent of $8,400 which amount is increased every five years based on the Consumer Price Index for Urban Customers. The Rangeview District retains 2% of the remaining revenues, and the Company receives 98% of the remaining revenues after the Land Board royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the Rangeview District’s wastewater tap fees and 90% of the Rangeview District’s wastewater treatment fees (the Rangeview District retains the other 10%).

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

WISE

The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the ten members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years. During each of the years ended August 31, 2022 and 2021, the Company made less than $0.1 million in capital investments in WISE. Capitalized terms used under this caption are defined in Note 8 below.

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

The Lost Creek Water Supply

On June 27, 2022, Pure Cycle acquired 370 acre-feet of designated groundwater rights located in the Lost Creek basin in Weld County Colorado. The acquisition included three water wells and related well permits and structures. The total purchase price was $3.7 million, which was allocated entirely to the water rights as the other assets were deemed to not have determinable values. This acquisition of Lost Creek water was accounted for as an asset acquisition.

In August 2019, the Company purchased 150 acre-feet of ditch water rights, 300 acre-feet of designated groundwater rights, 70 acre-feet of deep groundwater rights and 260 acres of land in the Lost Creek Basin in Weld County. Total consideration for the land, water and related costs was $3.5 million. The Company allocated the acquisition cost to the land and water rights based on estimates of each asset’s respective fair value at the acquisition date. The Lost Creek land and water acquisition was accounted for as an asset acquisition.

Service to Customers Not on the Lowry Range

Sky Ranch – In 2010, the Company purchased approximately 930 acres of undeveloped land known as Sky Ranch. The property includes the rights to approximately 830 acre-feet of water, which the Company is using in conjunction with its Rangeview Water Supply to provide water service to the Rangeview District’s customers at Sky Ranch. The $13.5 million of capitalized costs includes the costs to acquire the water rights and to construct various facilities.

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

Wild Pointe – On December 15, 2016, the Rangeview District, acting by and through its water activity enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its water enterprise (Elbert 86 District), entered into a Water Service Agreement (Wild Pointe Service Agreement). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of the Company’s engagement by the Rangeview District as the Rangeview District’s exclusive service provider, the Company acquired, among other things, the exclusive right to provide water services to residential and commercial customers in the Wild Pointe development, located in unincorporated Elbert County, Colorado, for $1.6 million in cash. Pursuant to the terms of the Wild Pointe Service Agreement, the Company, in its capacity as the Rangeview District’s service provider, is responsible for providing water services to all users of water services within the boundaries and service area of the Elbert 86 District and for operating and maintaining the Elbert 86 District’s water system. In exchange, the Company receives 100% of the tap fees from new customers and 98% of all other fees and charges, including monthly water service revenues, remitted to the Rangeview District by the Elbert 86 District pursuant to the Wild Pointe Service Agreement. The Elbert 86 District’s water system currently provides water service to approximately 205 SFE water connections in Wild Pointe.

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

In September 2017, the Company entered a three-year O&G Lease for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate owned by the Company adjacent to the Lowry Range. This O&G lease would have expired during the year ended August 31, 2022, but the O&G Operator made a one year extension payment.

Land and Mineral Rights

As part of the Sky Ranch acquisition, the Company acquired approximately 930 acres of land, of which approximately 215 acres have been sold to home builders for the purpose of building residential homes.

As of August 31, the costs allocated to the Company’s land is as follows:

	August 31, 2022	August 31, 2021
Sky Ranch land	$2,482	$2,601
Sky Ranch development costs	4,073	3,105
Lost Creek land	218	218
Net land and mineral interests	$6,773	$5,924

The Company also owns 700 acres of land in the Arkansas River valley which is held for investment purposes.

NOTE 5 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company for public improvements paid for by the Company which are reimbursable from the Sky Ranch CAB, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community. The Company has advanced funds to the Sky Ranch CAB for the cost of public improvements at Sky Ranch which are the ultimate responsibility of the Sky Ranch CAB.  During the second quarter of fiscal 2021, the Company determined that the Sky Ranch CAB repayment to the Company for those improvements was probable, along with the project management fees and interest on these costs. Upon that determination, the Company began recording the reimbursable public improvements as a receivable from the Sky Ranch CAB (as opposed to the costs being expensed as land development construction costs) and began recognizing project management fee revenue and interest income on the entire note receivable from the Sky Ranch CAB. Prior to that date, payment was not deemed to be probable; therefore, the Company capitalized those costs as land under development and subsequently expensed the reimbursable public improvements and did not recognize any project management fees or interest income due to the uncertainty of collectability. During the year ended August 31, 2022, the Company spent $14.0 million on public improvements which are payable by the Sky Ranch CAB to the Company and were therefore added to the note receivable from the Sky Ranch CAB. Additionally, for the year ended August 31, 2022, project management fees owed to the Company of $0.7 million, and interest income on the outstanding note receivable of $1.9 million were also added to the note receivable. During the year ended August 31, 2022, the Sky Ranch CAB made three payments to the Company on the note totaling $24.1 million, which was applied to interest and principal on the note. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest. The Sky Ranch CAB issued two municipal bonds in the summer of 2022, from which it remitted $23.6 million to the Company as partial repayment of the note, the other two payments were made from funds available at the Sky Ranch CAB resulting from excess fees and taxes eared by the Sky Ranch CAB.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Year Ended
	August 31, 2022		August 31, 2021
Beginning balance	$24,794		$—
Additions	16,550		3,328
Amounts recognized with release of contingency	—		21,466
Payments received	(24,136)		—
Ending balance	$17,208	$	$ 24,794

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

NOTE 6 – PARTICIPATING INTERESTS IN EXPORT WATER

The acquisition of the Rangeview Water Supply was finalized with the signing of the CAA in 1996. Upon entering the CAA, the Company recorded a liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was (and is) not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

Since entering the CAA, the Company has repurchased various portions of the CAA obligations, which retained their original priority. During the years ended August 31, 2022 and 2021, the Company did not make any CAA acquisitions. Because of these acquisitions, the Company is currently receiving 88% of the total proceeds from the sale of Export Water (after payment of the Land Board royalty). Additionally, as a result of the acquisitions, and the consideration from the cumulative sales of Export Water, at August 31, 2022, the remaining total potential third-party unrecorded contingent obligation is $0.6 million, while the recorded portion is $0.3 million.  After August 31, 2022, prior to the issuance of this annual report, the Company acquired $0.7 million of the remaining $1.0 million of the CAA obligations for a cash payment of just over $0.1 million.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. As a result of the CAA obligation acquisition after August 31, 2022, the Company will be entitled to all but $0.2 million of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

NOTE 7 – ACCRUED LIABILITIES

At August 31, 2022 and 2021, the Company’s current accrued liabilities are:

(In thousands)	August 31, 2022	August 31, 2021
Accrued compensation	$1,325	$729
Other operating payables	308	248
WISE water	32	62
Operating lease obligation, current	76	84
Property taxes	164	50
Professional fees	115	51
Rental deposits	9	—
Total accrued liabilities	$2,029	$1,224

Land development costs due to the Sky Ranch CAB	$536	$2,243
Due to Rangeview Metropolitan District	24	638
Total accrued liabilities - related parties	$560	$2,881

The amounts due to the Sky Ranch CAB are included in notes receivable – related parties, including accrued interest or land under development. The amounts recorded in land under development will be subsequently expensed through Land development construction costs. In addition, the amounts payable to the Rangeview District relate to construction costs of water infrastructure, these costs are included in Investments in water and water systems. The remaining items that make up accrued liabilities are generally self-explanatory.

NOTE 8 – DEBT AND OTHER LONG-TERM OBLIGATIONS

The total scheduled maturities of the Company’s loans for each of the years ending August 31 are as follows, with each loan described below the table:

(In thousands)	Scheduled principal payments
Within 1 year	$13
Year 2	14
Year 3	75
Year 4	386
Year 5	1,309
Thereafter	2,201
3,998
Deferred financing costs	(38)
Net	$3,960

SFR Note

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note has the following terms:

●	Initial principal amount of $1.0 million
●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5% (4.25% as of August 31, 2022), which has a floor of 3.75% and a ceiling of 4.25%. In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments beginning January 1, 2022
●	Fifty-three principal and interest payments each month beginning July 1, 2022 in the amount of $4,600 each
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by the three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements, calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

The Company is working with its primary bank to provide similar financing for the rental units currently under construction. As of August 31, 2022, these loans have not been finalized.

Lost Creek Note

On June 28, 2022, the Company entered a loan with its primary bank to fund the acquisition of 370 acre-feet of water rights the Company acquired on June 27, 2022, in the Lost Creek region of Colorado (Lost Creek Note). The Lost Creek Note has a principal balance of $3.0 million, a ten-year maturity, monthly interest only payments averaging $12,000 per month for thirty-six months beginning on July 28, 2022, twenty-four monthly principal and interest payments of $42,000 beginning on July 28, 2025, fifty-nine monthly principal and interest payments of $32,000 beginning on July 28, 2027, and a balloon payment of less than $0.8 million plus unpaid and accrued interest due on June 28, 2032.  The Lost Creek Note has a thirty-year amortization period and a fixed per annum interest rate equal to 4.90%. The Lost Creek Note is secured by the Lost Creek Water rights acquired with the note and any fees derived from the use of the Lost Creek Water rights.

Working Capital Line of Credit

On January 31, 2022, the Company entered into a Business Loan Agreement (Working Capital LOC) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the rate published in the Western Edition of the Wall Street Journal as the Prime Rate plus 0.5% (6.0% as of August 31, 2022), which has a floor of 3.75%. In the event of default, the interest rate on the Working Capital LOC would be increased by adding an additional 2.0%. As of August 31, 2022, the Company has not drawn on the Working Capital LOC.

Letters of Credit

During the year August 31, 2021, the Company entered four Irrevocable Letters of Credit (LOCs). The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch. As long as the Company performs on the contracts, which the Company has the full intent and ability to perform on the contracts, the LOC’s will expire at various dates from December 2023 through July 2024. As of August 31, 2022, these four LOCs totaled $2.3 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank.

The Participating Interests in Export Water Supply are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Participating Interests in Export Water Supply are described in Note 6.

WISE Partnership

During 2014, the Company, through the Rangeview District, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (WISE Partnership Agreement), among the City and County of Denver acting through its Board of Water Commissioners (Denver Water), the City of Aurora acting by and through its utility enterprise (Aurora Water), and the South Metro WISE Authority (SMWA). SMWA was formed by the Rangeview District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (SM-IGA), to enable the members of SMWA to participate in the regional water supply project known as the Water Infrastructure Supply Efficiency partnership (WISE) created by the WISE Partnership Agreement. The SM-IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the members of SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years.

Pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (WISE Financing Agreement) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. During each of the years ended August 31, 2022 and 2021, the Company, through the Rangeview District, purchased 360 acre-feet and 320 acre-feet of WISE water for $0.7 million and $0.6 million. See further discussion in Note 15.

Lease Commitments

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. For lease agreements with an initial term of more than twelve months, the Company combines the lease and non-lease components in determining the lease liabilities and right-of-use (ROU) assets. Operating lease expense is generally recognized evenly over the term of the lease.

Effective July 1, 2022, the Company entered a new operating lease for more than 11,400 square-feet of office and warehouse space in Watkins, Colorado. This lease replaces the Company’s prior office and warehouse lease when it moved to a new building in the same facility. The lease has an initial two-year term with payments of approximately $7,400 per month and an option to extend the lease term for up to two two-year periods. The monthly payment will increase 2.5% after twelve months. The prior office and warehouse lease had a year and half left on the term which was cancelled when the Company moved to the new office location. For the years ended August 31, 2022 and 2021, rent expense consisted of operating lease expense of less than $0.1 million. The Company paid less than $0.1 million against Lease obligations — operating leases during fiscal 2022. The Company did not enter any new leases in fiscal 2021.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate of six percent (6%) for its office and warehouse lease.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

(In thousands)	August 31, 2022	August 31, 2021
Operating leases - ROU assets	$138	$122

Accrued liabilities	$76	$84
Lease obligations - operating leases, net of current portion	62	37
Total lease liability	$138	$121

Weighted average remaining lease term (in years)	1.8	1.4
Weighted average discount rate	6%	6%

NOTE 9 – SHAREHOLDERS’ EQUITY

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

Equity Compensation Plan

The Company maintains the 2014 Equity Incentive Plan (2014 Equity Plan), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants, and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Company’s board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. As of August 31, 2022, stock awards and awards to purchase 755,500 shares of the Company’s common stock have been made under the 2014 Equity Plan, of which 712,500 remain outstanding. As of August 31, 2022, there were 912,953 shares available for grant under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (2004 Incentive Plan), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, 106,500 granted awards are outstanding as of August 31, 2022, which may be exercised in accordance with the terms of the 2004 Incentive Plan.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the consolidated statements of operations and comprehensive income. Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its options; therefore, the compensation expense has not been reduced for estimated forfeitures. For the years ended August 31, 2022 and 2021, 3,333 options and zero options expired. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

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

For the year ended August 31, 2022, the Company granted 105,000 stock options to executive officers with weighted-average grant-date fair values of $5.16, and three-year vesting terms which expire ten years from the grant date. In addition, the six non-employee Board members were each granted 2,000 unrestricted stock grants. The fair market value of the unrestricted shares for share-based compensation expensing is equal to the closing price of the Company’s common stock on the date of grant of $13.23. Stock-based compensation expense includes $0.2 million of expense related to these unrestricted stock grants. The unrestricted stock grants were fully expensed at the date of the grant because no vesting requirements existed for the unrestricted stock grants.

For the year ended August 31, 2021, the Company granted 85,000 stock options to employees with weighted-average grant-date fair values of $3.93, and five-year vesting terms which expire ten years from the grant date. In addition, the Company granted 30,000 stock options to an executive officer with a weighted-average grant-date fair value of $3.37, a three-year vesting term and an expiration date of ten years from the grant date. Further, the six non-employee Board members were each granted 2,000 unrestricted stock grants. The fair market value of the unrestricted shares for share-based compensation expensing is equal to the closing price of the Company’s common stock on the date of grant of $11.33. Stock-based compensation expense includes $0.1 million of expense related to these unrestricted stock grants. The unrestricted stock grants were fully expensed at the date of the grant because no vesting requirements existed for the unrestricted stock grants.

The assumptions used in the fair value calculations using the Black-Scholes model are as follows:

	Year Ended
	August 31, 2022	August 31, 2021
Expected term (years)	6.00	7.11
Risk-free interest rate	1.31%	0.68%
Expected volatility	38.25%	40.01%
Expected dividend yield	—%	—%
Weighted average grant-date fair value	$5.16	$3.78

During the years ended August 31, 2022 and 2021, 103,667 and 48,535 options were exercised. For the options exercised in 2022, the Company had options exercised for both cash and options exercised using a net settlement, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. The Company received less than $0.1 million in cash on the exercise of 6,000 options. The net settlement exercises during the year ended August 31, 2022, resulted in 46,012 shares issued and 51,655 options cancelled in settlement of shares issued. For the options exercised in 2021, the Company had no options exercised for cash and only net settlement exercises of stock options. Net settlement exercises during the year ended August 31, 2021, resulted in 24,035 shares issued and 13,465 options cancelled in settlement of shares issued.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the year ended August 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2020	661,500	$7.23	6.2	$1,831
Granted	115,000	$9.00
Exercised	(24,500)	$3.66
Net settlement exercised	(37,500)	$3.99
Outstanding at August 31, 2021	714,500	$7.80	6.1	$5,107
Granted	105,000	$13.37
Exercised	(103,667)	$6.87
Forfeited / Expired	(3,333)	$10.45
Outstanding at August 31, 2022	712,500	$8.75	5.7	$1,489

Options exercisable at August 31, 2022	479,502	$7.56	4.5	$1,373

The following table summarizes the activity and value of non-vested options as of and for the year ended August 31, 2022:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2021	179,999	$4.31
Granted	115,000	$3.78
Vested	(76,666)	$4.27
Non-vested options outstanding at August 31, 2021	218,333	$4.04
Granted	105,000	$5.16
Vested	(87,002)	$4.21
Forfeited	(3,333)	$4.21
Non-vested options outstanding at August 31, 2022	232,998	$4.47

All non-vested options are expected to vest. For the years ended August 31, 2022 and 2021, the total fair value of options that vested during the year was $0.4 million and $0.3 million. For the years ended August 31, 2022 and 2021, the weighted-average grant-date fair value of options granted was $5.16 and $3.78.

For the years ended August 31, 2022 and 2021, share-based compensation expense was $0.6 million and $0.5 million.

As of August 31, 2022, the Company had unrecognized share-based compensation expenses totaling $0.6 million relating to non-vested options that are expected to vest. The weighted average period over which these options are expected to vest is two years. The Company has not recorded any excess tax benefits to additional paid-in capital.

Warrants

As of August 31, 2022, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

●	The date that all the Export Water is sold or otherwise disposed of,
●	The date that the CAA is terminated with respect to the original holder of the warrant, or
●	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2022 and 2021.

NOTE 10 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The table below presents the percentage of total revenue for the reported customers for the years ended August 31, 2022 and 2021. For water and wastewater customers, the Company primarily provides services on behalf of the Rangeview District for which the significant end users include all Sky Ranch homes in the aggregate combined with the Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fees revenues.

	Year Ended
% of Total Revenue Generated From:	August 31, 2022	August 31, 2021
Sky Ranch homes and Sky Ranch CAB in the aggregate	5%	14%
Two oil & gas operators	16%	—
Lennar	18%	—
Challenger	14%	—
KB Home	10%	20%
Richmond	6%	16%
Taylor Morrison	—	17%

Additionally, at August 31, 2022, 34% of the trade accounts receivable balance was owed by Challenger for finished lot milestone payments.

NOTE 11 – INCOME TAXES

For the year ended August 31, 2022, Pure Cycle recorded income tax expense of $3.1 million, which consisted of current income tax expense of $3.6 million and deferred income tax benefit of $0.5 million. The deferred tax benefit consists mainly of timing difference between book and tax depreciation of fixed assets.

For the year ended August 31, 2021, Pure Cycle recorded income tax expense of $6.5 million, which consisted of current income tax expense of $5.8 million and deferred income tax expense of $0.7 million. The deferred tax expense consists of the usage of $0.6 million of net operating loss carryforwards and timing differences between book and tax depreciation of fixed assets.

During the year ended August 31, 2022, Pure Cycle made Federal and State income tax installments of $4.4 million and $0.9 million. During the year ended August 31, 2021, the Company did not make any Federal or State income tax installment payments.

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

(In thousands)	August 31, 2022	August 31, 2021
Deferred tax assets (liabilities):
Depreciation and depletion	$(2,061)	$(2,360)
Non-qualified stock options	568	547
Accrued compensation	279	141
Deferred revenues	108	41
Other	31	16
Net deferred tax liability	$(1,075)	$(1,615)

As of August 31, 2022 and 2021, the Company had no liability for unrecognized tax benefits.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the fiscal years ended August 31:

	Year Ended
	August 31, 2022	August 31, 2021
Expected benefit from federal taxes at statutory rate of 21% for the years 2022 and 2021	$2,668	$5,584
State taxes, net of federal benefit	456	973
Permanent and other differences	4	4
Stock Compensation	22	(77)
Other	(64)	(4)
Total income tax expense	$3,086	$6,480

At August 31, 2022 and 2021, the Company had no net operating loss carryforwards available for income tax purposes.

NOTE 12 – 401(k) PLAN

The Company maintains the Pure Cycle Corporation 401(k) Profit Sharing Plan (401(k) Plan), a defined contribution retirement plan for the benefit of its employees. The Company matches employee contributions at the rate of 50% of the first 3% up to a maximum of $2,500 per annum. The contributions vest based on years of service - first anniversary 25%, second anniversary 50%, third anniversary 75% and the fourth anniversary 100%. The Company pays the annual administrative fees of the 401(k) Plan, and the 401(k) Plan participants pay the investment fees. The 401(k) Plan is open to all employees, age 18 or older, who have been employees of the Company for at least three months.

For the years ended August 31, 2022 and 2021, the Company recorded less than $0.1 million of expenses related to the 401(k) Plan.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating, and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. As of August 31, 2022, the Company had no contingencies where the risk of material loss was probable or reasonably possible of resulting in a material loss.

NOTE 14 – SEGMENT REPORTING

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the CODM, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its CODM as its Chief Executive Officer.

Based on the methods used by the CODM to allocate resources, the Company has identified two operating segments which meet GAAP segment disclosure requirements, namely the water and wastewater resource development segment and the land development segment. The Company’s new single-family rental business will likely be presented as a third segment in future periods when it is material to the Company’s operations.

The water and wastewater resource development segment provides water and wastewater services to customers for fees. The water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat, and reuse wastewater. The land resource development segment includes all the activities necessary to develop and sell finished lots, which as of August 31, 2022 and 2021, was done exclusively at the Company’s Sky Ranch Master Planned Community.

O&G operations, although material in certain years, are deemed a passive activity as the CODM does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

The tables below present the measure of profit and assets the CODM uses to assess the performance of the segment for the periods presented:

	Year Ended August 31, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$10,051	$12,870	$82	$23,003

Cost of revenue	2,700	2,166	23	4,889
Depreciation and depletion	1,740	—	—	1,740
Total cost of revenue	4,440	2,166	23	6,629

Segment profit	$5,611	$10,704	$59	$16,374

	Year Ended August 31, 2021
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$9,656	$7,469	$—	$17,125

Cost of revenue	2,410	2,535	—	4,945
Depreciation and depletion	1,457	—	—	1,457
Total cost of revenue	3,867	2,535	—	6,402

Segment profit	$5,789	$4,934	$—	$10,723

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

(In thousands)	August 31, 2022	August 31, 2021
Water and wastewater resource development	$63,064	$57,791
Land development	25,522	32,844
Single-family rental	1,715	—
Corporate	38,928	26,542
Total assets	$129,229	$117,177

NOTE 15 – RELATED PARTY TRANSACTIONS

The Rangeview District

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (SMWSA). During the years ended August 31, 2022 and 2021, the Company provided funding of less than $0.1 million to the Rangeview District related to this Participation Agreement.

Through the WISE Financing Agreement, to date the Company has made payments totaling $7.0 million to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project and to construct the connection to the WISE system. At August 31, 2022, the amounts are included in Investments in water and water systems on the Company’s balance sheet. During the year ended August 31, 2022, the Company, through the Rangeview District, purchased 360 acre-feet of WISE water for $0.7 million.

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2021, WISE water was $5.98 per thousand gallons and such rate remained in effect through calendar 2021. Effective, January

1, 2022, WISE water increased to $6.13 per thousand gallons which will remain in effect through the end of calendar 2022. In addition, the Company pays certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves.

In fiscal 2021, the Company agreed to fund the construction of the WISE Rangeview pipeline extension through the Rangeview District.  Per the agreement, the Rangeview District constructed the pipeline extension in exchange for $0.6 million. Because the Company is funding the entire project costs, the revenue from the agreement was recognized 100% by the Company.  As of August 31, 2022, the Company has recognized the full amount in revenue related to this construction project as it was completed prior to the end of fiscal 2022.

During the years ended August 31, 2022 and 2021, the Company provided $0.9 million and $1.1 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allocated share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

The Company has outstanding notes receivable of $18.3 million in the aggregate from the Rangeview District and the Sky Ranch CAB, which are related parties, as discussed below:

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

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $0.25 million, is unsecured, and bears interest based on the prevailing prime rate plus 2% (7.50% at August 31, 2022). The maturity date of the loan is December 31, 2022. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the Lease remains in effect. The August 31, 2022, balance in notes receivable - related parties, other totaled $1.1 million, which included borrowings of $1.1 million and accrued interest of less than $0.1 million. During the year ended August 31, 2022, the Rangeview District made payments totaling $0.5 million on the notes payable to the Company. The August 31, 2021, balance in notes receivable - related parties, other totaled $1.2 million, which included borrowings of $0.7 million and accrued interest of $0.5 million.

Sky Ranch CAB

Pursuant to a certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the Sky Ranch CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. In November 2017, but effective as of January 1, 2018, the Company entered into a Project Funding and Reimbursement Agreement (PF Agreement) with the CAB for the Sky Ranch property. The PF Agreement required the Company to fund an agreed upon list of public improvements for Sky Ranch with respect to earthwork, erosion control, streets, drainage, and landscaping at an estimated cost of $13.2 million for calendar years 2018 and 2019. Each advance or reimbursable expense accrues interest at a rate of six percent (6%) per annum.

The Company and the Sky Ranch CAB entered into a Facilities Funding and Acquisition Agreement (FFAA) effective November 2017, obligating the company to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the FFAA bear interest at a rate of six percent (6%) per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for Phase 1 and December 31, 2060 for Phase 2, shall be deemed forever discharged and satisfied in full.

As of August 31, 2022, the balance of the Company’s advances for improvements, including interest, net of reimbursements already received from the Sky Ranch CAB, totaled $17.2 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB which have been certified by an independent third-party.

Sky Ranch Metropolitan District Nos. 1, 3, 4, 5, 6, 7 and 8 (Sky Ranch Districts) and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of the Rangeview District, each Sky Ranch District, and the Sky Ranch CAB consist of four employees of the Company (including the Company’s CEO and CFO) and one independent board member.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson) a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch.  As the project progressed, change orders were approved by the Sky Ranch CAB board upon review by an independent engineer hired by the Sky Ranch CAB to certify costs are reasonable and appropriate for the scope of work contemplated.  During the years ended August 31, 2022 and August 31, 2021, the Sky Ranch CAB paid Nelson $8.2 million and $0.5 million related to this contract. Nelson is majority owned by the chair of the Company’s board of directors.

NOTE 16 – EARNINGS PER SHARE

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). No options were excluded for the fiscal years ended August 31, 2022 and 2021.

	Year Ended
(In thousands, except share and per share amounts)	August 31, 2022	August 31, 2021
Net income	$9,619	$20,110

Basic weighted average common shares	23,953,740	23,890,792
Effect of dilutive securities	202,250	220,126
Weighted average shares applicable to diluted earnings per share	24,155,990	24,110,918

Earnings per share - basic	$0.40	$0.84
Earnings per share - diluted	$0.40	$0.83

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and the Chief Financial Officer each concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 COSO Framework). Based on that assessment, management determined that our internal controls over financial reporting were effective.

During the year ended August 31, 2021, we identified a material weakness in our internal controls over financial reporting related to spreadsheet controls. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this material weakness, throughout fiscal 2022 management devoted significant effort and resources to the remediation and improvement of its internal control over financial reporting. Management converted a number of spreadsheet driven processes to purchased software systems and implemented additional management level reviews throughout the preparation of various complex schedules that support accounting entries. We have determined that these new controls are operating effectively. As a result, management believes the material weakness previously identified has been remediated as of August 31, 2022. We cannot assure that additional weaknesses will not arise in the future.

Changes in Internal Controls

No changes were made to our internal control over financial reporting during the fourth quarter of our fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the Annual Meeting of Shareholders to be held in January 2023, which is expected to be filed on or about December 2, 2022 (Proxy Statement).

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

10.21

Contract for Purchase and Sale of Real Estate, dated June 29, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 28, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated September 15, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated September 28, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated October 9, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 31, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated November 7, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated March 29, 2018, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated January 22, 2019, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Thirteenth Amendment to Contract for Purchase and Sale of Real Estate, dated April 18, 2019, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fourteenth Amendment to Contract for Purchase and Sale of Real Estate, dated May 21, 2019, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fifteenth Amendment to Contract for Purchase and Sale of Real Estate, dated February 20, 2021, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Sixteenth Amendment to Contract for Purchase and Sale of Real Estate, dated April 30, 2021, by and between PCY Holdings, LLC and KB Home Colorado Inc. The Contract for Purchase and Sale of Real Estate and the First through Ninth Amendments are incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Tenth Amendment is incorporated by

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Kevin B. McNeill
Kevin B. McNeill Vice President and Chief Financial Officer
November 14, 2022

POWERS OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark W. Harding and Kevin B. McNeill, jointly and severally, as such person’s attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Harding
Mark W. Harding	President, Chief Executive Officer and Director	November 14, 2022
(Principal Executive Officer)

/s/ Kevin B. McNeill
Kevin B. McNeill	Vice President and Chief Financial Officer	November 14, 2022
(Principal Financial and Accounting Officer)
/s/ Patrick J. Beirne
Patrick J. Beirne	Chair, Director	November 14, 2022

/s/ Wanda J. Abel
Wanda J. Abel	Director	November 14, 2022

/s/ Frederick A. Fendel III
Frederick A. Fendel III	Director	November 14, 2022

/s/ Peter C. Howell
Peter C. Howell	Director	November 14, 2022

/s/ Daniel R. Kozlowski
Daniel R. Kozlowski	Director	November 14, 2022
/s/ Jeffrey G. Sheets
Jeffrey G. Sheets	Director	November 14, 2022