Form 10-Q
period 2022-11-30
PURE CYCLE CORP
filed 2023-01-13
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,986,645 shares of 1/3 of $.01 par value common stock as of January 5, 2023.

PURE CYCLE CORPORATION

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated revenue from our commercial water sales;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	demand for single-family rental homes;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction and sale of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated financial results, including anticipated increases in customers and revenue, from development of our Sky Ranch property;
●	estimated tap fees to be generated from the development of the various phases of Sky Ranch;
●	anticipated expansion and rental dates for our single-family rental units;
●	anticipated revenues and cash flows from our single-family rental units;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” (as defined herein) and the timing and availability of water from, and projected costs related to, WISE;
●	increases in future water or wastewater tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●	anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;
●	capital required and costs to develop Sky Ranch;
●	anticipated development of other phases concurrently with the second phase of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Range, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenues from customers in the Rangeview District, Sky Ranch Districts, and Elbert & Highway 86 District;
●	plans for the use and development of our water assets and potential delays;
●	estimated number of connections we can serve with our existing water rights;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	anticipated number of deep-water wells required to continue expanding and developing our Rangeview Water Supply;
●	expenditures for expenses and capital needs of the Rangeview District;
●	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
●	plans to drill water walls into aquifers located beneath the Lowry Range and the timing and estimated costs of such a build out;

●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	factors that may impact labor and material costs;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	estimated supply capacity of our water assets;
●	our belief that we have exceeded market expectations with the delivery of our lots at Sky Ranch;
●	the impact of future cyberattacks on our business, financial condition, operating results and reputation;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	our belief that several long-term land development and housing factors remain positive;
●	the future impacts of COVID-19 on our business;
●	our belief that Sky Ranch is better positioned to navigate the changing market then competitors;
●	the impact of the downturn in the homebuilding market and increased interest rates on our business and financial condition;
●	the impact of supply chain disruptions and volatile raw material prices;
●	the recoverability of water and wastewater service costs from rates;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	the anticipated development of the Sky Ranch Academy;
●	service life of constructed facilities;
●	accounting estimates and the impact of new accounting pronouncements; and
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	further deterioration in the homebuilding industry or downward changes in general economic or other business conditions;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations, and the related impacts to the general economy;
●	our ability to successfully expand our single-family home rental business and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability and rising interest rates;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	declines in property values which impact tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;

●	changes in private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in Part I Item IA of our most recent Annual Report on Form 10-K.

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	November 30, 2022	August 31, 2022
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$16,843	$34,894
Investments in U.S. Treasury Bills	15,113	—
Trade accounts receivable, net	1,240	2,425
Prepaid expenses and other assets	314	467
Total current assets	33,510	37,786
Restricted cash	2,328	2,328
Investments in water and water systems, net	58,711	58,763
Construction in progress	2,484	1,224
Single-family rental units	963	975
Land and mineral rights:
Held for development	7,287	6,773
Held for investment purposes	451	451
Other assets	2,454	2,463
Notes receivable – related parties, including accrued interest
Reimbursable public improvements	18,487	17,208
Other	1,242	1,120
Operating leases - right of use assets	120	138
Total assets	$128,037	$129,229

LIABILITIES:
Current liabilities:
Accounts payable	$1,039	$849
Accrued liabilities	920	2,029
Accrued liabilities – related parties	653	560
Income taxes payable	2,494	2,530
Deferred lot sale revenues	3,889	4,275
Deferred water sales revenues	552	570
Debt, current portion	10	10
Total current liabilities	9,557	10,823
Participating interests in export water supply	—	323
Debt, less current portion	3,947	3,950
Deferred tax liability, net	1,241	1,075
Lease obligations - operating leases, less current portion	44	62
Total liabilities	14,789	16,233
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 23,986,645 and 23,980,645 outstanding, respectively	80	80
Additional paid-in capital	174,243	174,150
Accumulated deficit	(61,075)	(61,234)
Total shareholders’ equity	113,248	112,996
Total liabilities and shareholders’ equity	$128,037	$129,229

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except share information)	November 30, 2022	November 30, 2021
Revenues:
Metered water usage from:
Municipal customers	$121	$147
Commercial customers	392	560
Wastewater treatment fees	63	55
Water and wastewater tap fees	150	261
Lot sales	513	2,945
Project management fees	8	248
Single-family rentals	25	8
Special facility projects and other	68	49
Total revenues	1,340	4,273

Expenses:
Water service operations	479	289
Wastewater service operations	138	129
Land development construction costs	143	531
Project management costs	72	—
Single-family rental costs	10	3
Depletion and depreciation	378	354
Other	106	77
Total cost of revenues	1,326	1,383

General and administrative expenses	1,388	1,325
Depreciation	115	85
Operating (loss) income	(1,489)	1,480

Other income (expense):
Interest income - related party	247	361
Interest income - Investments	228	1
Oil and gas royalty income, net	116	97
Oil and gas lease income, net	19	48
Other, net	1,218	11
Interest expense, net	(50)	(7)
Income from operations before income taxes	289	1,991
Income tax expense	130	477
Net income	$159	$1,514

Earnings per common share - basic and diluted
Basic	$0.01	$0.06
Diluted	$0.01	$0.06
Weighted average common shares outstanding:
Basic	23,985,788	23,917,908
Diluted	24,087,893	24,219,236

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended November 30, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2022	432,513	$—	23,980,645	$80	$174,150	$(61,234)	$112,996
Restricted stock grants	—	—	6,000	—	15	—	15
Share-based compensation	—	—	—	—	78	—	78
Net income	—	—	—	—	—	159	159
Balance at November 30, 2022	432,513	$—	23,986,645	$80	$174,243	$(61,075)	$113,248

	Three Months Ended November 30, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2021	432,513	$—	23,916,633	$80	$173,513	$(70,853)	$102,740
Stock option exercises	—	—	6,467	—	—	—	—
Share-based compensation	—	—	—	—	112	—	112
Net income	—	—	—	—	—	1,514	1,514
Balance at November 30, 2021	432,513	$—	23,923,100	$80	$173,625	$(69,339)	$104,366

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	November 30, 2022	November 30, 2021
Cash flows from operating activities:
Net income	$159	$1,514
Adjustments to reconcile net income to net cash used by operating activities:
Trade accounts receivable	1,185	315
Depreciation and depletion	493	439
Prepaid expenses	153	141
Taxes payable	(36)	(2,978)
Share-based compensation expense	93	112
Deferred income taxes	166	6
Deferred water sales revenue	(18)	(139)
Amortized discount on U.S. Treasury Bills	(113)	—
Net activity for notes receivable - related party, other	(122)	102
Other assets and liabilities	(149)	(1)
Deferred lot sale revenues	(386)	836
Accounts payable and accrued liabilities	(904)	(1,156)
Net activity for note receivable - related party, reimbursable public improvements	(1,279)	(4,723)
Land under development	—	(422)
Net cash used by operating activities	(758)	(5,954)
Cash flows from investing activities:
Purchase of U.S. Treasury Bills	(15,000)	—
Construction costs of single-family rentals	(1,026)	(142)
Investments in water and water systems	(563)	(652)
Investments in future development phases at Sky Ranch	(514)	(1,419)
Purchase of property and equipment	(76)	(35)
Net cash used by investing activities	(17,179)	(2,248)
Cash flows from financing activities:
Payments to contingent liability holders	(111)	—
Payments on notes payable	(3)	—
Proceeds from notes payable	—	1,000
Net cash (used) provided by financing activities	(114)	1,000
Net change in cash, cash equivalents and restricted cash	(18,051)	(7,202)
Cash, cash equivalents and restricted cash – beginning of period	37,222	22,444
Cash, cash equivalents and restricted cash – end of period	$19,171	$15,242
Cash and cash equivalents	$16,843	$12,914
Restricted cash	2,328	2,328
Total cash, cash equivalents and restricted cash	$19,171	$15,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$—	$3,450
Cash paid for interest	$48	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$104	$2,049
Issuance of stock for compensation	$12	$—

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOVEMBER 30, 2022

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (Company) and include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three months ended November 30, 2022 and 2021. The August 31, 2022 balance sheet was derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested the accompanying consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022 (2022 Annual Report) filed with the Securities and Exchange Commission (SEC) on November 14, 2022. The results of operations for interim periods presented are not necessarily indicative of the operating results expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, dollar amount of reimbursable costs and collectability of reimbursable costs, costs of revenue for lot sales, share-based compensation, and the useful lives and recoverability of long-lived assets. Actual results could differ from those estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

Reclassifications

The Company has reclassified certain prior year information to conform to the current year presentation.

NOTE 2 – INVESTMENTS

Management determines the appropriate classification of its investments in U.S. Treasury debt securities at the time of purchase and re-evaluates such determinations each reporting period.

U.S. Treasury debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. On November 30, 2022, the Company had $15.1 million of investments classified as held-to-maturity, which are comprised entirely of Treasury Bills with maturity dates in March 2023. On November 30, 2022, the Company had just over $0.1 million in unamortized discount on Treasury Bills.  Investments are being carried at amortized cost.

NOTE 3 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The Sky Ranch Community Authority Board (Sky Ranch CAB) and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Notes 5 and 15 to the 2022 Annual Report.

The note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company for public improvements paid for by the Company which are reimbursable from the Sky Ranch CAB, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community. The Company has advanced funds to the Sky Ranch CAB for the cost of public improvements at Sky Ranch which are the ultimate responsibility of the Sky Ranch CAB.  During the second quarter of fiscal 2021, the Company determined that repayment of those improvements was probable, along with the project management fees and interest on these costs. Upon that determination, the Company began recording the reimbursable public improvements as a receivable from the Sky Ranch CAB (as opposed to the costs being expensed as land development construction costs) and began recognizing project management fee revenue and interest income on the entire note receivable from the Sky Ranch CAB. Prior to that date, payment was not deemed to be probable; therefore, the Company capitalized those costs as land under development and subsequently expensed the reimbursable public improvements and did not recognize any project management fees or interest income due to the uncertainty of collectability. During the three months ended November 30, 2022, the Company spent $1.0 million on public improvements which are payable by the Sky Ranch CAB to the Company. Since the Company believes the amounts are probable of collection, they have been added to the note receivable from the Sky Ranch CAB. Additionally, for the three months ended November 30, 2022, project management fees owed to the Company of less than $0.1 million and interest income on the outstanding note receivable of $0.2 million were also added to the note receivable. No payments were made on the note receivable during the three months ended November 30, 2022 and 2021. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Three Months Ended
	November 30, 2022		November 30, 2021
Beginning balance	$17,208		$24,794
Additions	1,279		4,723
Payments received	—		—
Ending balance	$18,487	$	$ 29,517

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

NOTE 4 – REVENUES, FEES AND OTHER INCOME ITEMS

Metered water usage, wastewater treatment fees, water and wastewater tap fees, lot sales, and project management revenue

The Company’s revenue is primarily generated from the sale of lots to homebuilders, sales of water and wastewater taps, and metered water and wastewater usage. Detailed descriptions of the policies related to revenue recognition are included in Note 2 to the 2022 Annual Report.

The following describes significant components of revenue for the three months ended November 30, 2022 and 2021.

Water and wastewater tap fees – During the three months ended November 30, 2022 and 2021, the Company sold a total of four and nine water and wastewater taps generating $0.2 million and $0.3 million in tap fee revenues. These taps were all sold at Sky Ranch and Wild Pointe.

Sale of finished lots – For the three months ended November 30, 2022 and 2021, the Company recognized $0.5 million and $2.9 million of lot sale revenue, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch master planned community. As of November 30, 2022, the first development phase is complete and the second development phase is being developed in four subphases, referred to as Phase 2A, Phase 2B, Phase 2C and Phase 2D. As of the date of this filing, only Phase 2A is being actively developed, and it is just under 80% complete.

Project management services – During the three months ended November 30, 2022 and 2021, the Company recognized less than $0.1 million and $0.2 million of project management revenue from the related party (Sky Ranch CAB) for managing the Sky Ranch development process.

Single-family rental revenue

In November 2021, the Company began renting single-family homes and began recognizing lease income related to these rental units. The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year.  For both of the three-month periods ended November 30, 2022 and 2021, the Company reported less than $0.1 million of rental property revenues. The Company has begun construction on 11 additional rental homes, which the Company believes will be available for rent at various dates throughout fiscal 2023, and reserved an additional 36 lots in Phases 2B, 2C and 2D of Sky Ranch for rental units; therefore, the Company believes this could become a reportable operating segment in the future once its operations become material.

Special facility projects and other revenue

Pure Cycle receives fees from customers including municipalities and area water providers for contract operations services. These fees are recognized as earned, typically monthly, plus charges for additional work performed. Additionally, the Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance services. The revenue for both types of services are invoiced and recognized as special facility projects revenue.  For both of the three-month periods ended November 30, 2022 and 2021, the Company recognized less than $0.1 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Three Months Ended November 30, 2022
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2022	$570	$4,275	$4,845
Revenue recognized	(18)	(513)	(531)
Revenue deferred	-	127	127
Balance at November 30, 2022	$552	$3,889	$4,441

	Three Months Ended November 30, 2021
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2021	$410	$1,995	$2,405
Revenue recognized	(139)	(2,945)	(3,084)
Revenue deferred	-	3,781	3,781
Balance at November 30, 2021	$271	$2,831	$3,102

The Company receives deposits or pre-payments from oil and gas operators to reserve water for use in future well drilling operations. When the operators use the water, the Company recognizes the revenue for these payments in the metered water usage from the commercial customers line on the statement of operations.

The Company recognizes lot sales over time as construction activities progress and not necessarily when payment is received. For example, the Company may receive milestone payments before revenue can be recognized (i.e., prior to the Company completing cumulative progress which faithfully represents the transfer of goods and services to the customer) which results in the Company recording deferred revenue. The Company recognizes this revenue into income as construction activities progress, measured based on costs incurred compared to total estimated costs of the project, which management believes is a faithful representation of the transfer of goods and services to the customer.

Revenue allocated to remaining performance obligations such as described above represents contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods.

NOTE 5 – FAIR VALUE MEASUREMENTS

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The carrying value for certain of the Company’s financial instruments (i.e., cash and cash equivalents, investments in U.S. Treasury Bills, restricted cash, accounts receivable, notes receivable from related parties, accounts payable, accrued liabilities, the SFR Note and the Lost Creek Note) materially approximate their fair value because of their short-term nature and generally negligible credit losses.

As of November 30, 2022 and August 31, 2022, the Company had no assets or liabilities measured at fair value on a recurring basis. As of August 31, 2022, the Company had one Level 3 liability, which is the contingent portion of the CAA.

There were no transfers between Level 1, 2 or 3 categories during the three months ended November 30, 2022 or 2021.

NOTE 6 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the 2022 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	November 30, 2022		August 31, 2022
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$19,884	$(2,275)	$19,881	$(2,099)
Rangeview water supply	14,859	(17)	14,809	(17)
Water supply – Other	7,612	(1,820)	7,612	(1,739)
Sky Ranch water rights and other costs	7,764	(1,334)	7,764	(1,280)
Sky Ranch pipeline	5,740	(1,032)	5,740	(984)
Lost Creek water supply	7,317	—	7,041	—
Fairgrounds water and water system	2,900	(1,437)	2,900	(1,415)
Wild Pointe service rights	1,632	(1,082)	1,632	(1,082)
Totals	67,708	(8,997)	67,379	(8,616)
Net investments in water and water systems	$58,711		$58,763

During the three months ended November 30, 2022, the Company acquired three deep water wells in the Lost Creek Designated Groundwater Basin for $0.3 million.

Construction in Progress

The construction in progress account represents costs incurred on various construction projects currently underway that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of costs incurred related to the construction of 11 homes to be used in the Company’s single-family rental business and water facilities being constructed, which the Company anticipates will be placed in service during the next 12 months. During the three months ended November 30, 2022, the Company incurred $1.0 million of costs related to construction of single-family rental units and $0.2 million related to water and wastewater construction projects.

Single-Family Rental Homes

During the three months ended November 30, 2021, the Company completed construction of the first three units being utilized in its single-family rental business. The costs of the units are capitalized and when applicable are depreciated over periods not exceeding thirty-years, which is dependent on the asset type. All three units were placed in service and leased effective November 1, 2021.

During the year ended August 31, 2022, the Company contracted for construction of 11 additional rental units to be used in the rental business. The Company began construction on one single-family detached unit in March 2022 with an estimated completion in December 2022, with the remaining ten units, comprised of single-family detached houses, townhomes, and paired homes beginning, construction in the summer of 2022 with estimated completion dates in the third and fourth quarter of fiscal 2023. During the three months ended November 30, 2022, the Company incurred costs of $1.0 million related to the construction of these 11 units, which costs are included in the construction in progress account as of November 30, 2022.

The Company has reserved a total of 46 lots in Phase 2 (ten of which are in Phase 2A and under construction as of November 30, 2022) of Sky Ranch to build additional rental units.

NOTE 7 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of November 30, 2022, the debt balances and scheduled maturities of the Company’s loans for each of the twelve months ending November 30 are as follows, with each loan described below the table:

(In thousands)	Scheduled principal payments
Within 1 year	$14
Year 2	14
Year 3	166
Year 4	391
Year 5	1,277
Thereafter	2,132
3,994
Deferred financing costs	(37)
Net	3,957
Less current maturities	(10)
Debt, less current portion	$3,947

Single-Family Rental Home Note Payable

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note has the following terms:

●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5% (4.25% as of November 30, 2022), which has a floor of 3.75% and a ceiling of 4.25%. In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments which began January 1, 2022
●	Fifty-three principal and interest payments each month which began July 1, 2022 in the amount of $4,600 each
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements (which the Company satisfied as of August 31, 2022), calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

The Company is working with its primary bank to provide similar financing for the rental units currently under construction. As of November 30, 2022, these loans have not been finalized.

Lost Creek Note

On June 28, 2022, the Company entered a loan with its bank to fund the acquisition of 370 acre-feet of water rights the Company acquired on June 27, 2022, in the Lost Creek Designated Groundwater Basin area of Colorado (Lost Creek Note). The Lost Creek Note has a principal balance of $3.0 million, a ten-year maturity, monthly interest only payments averaging $12,000 per month for thirty-six months which began on July 28, 2022, twenty-four monthly principal and interest payments of $42,000 beginning on July 28, 2025, fifty-nine monthly principal and interest payments of $32,000 beginning on July 28, 2027, and a balloon payment of less than $0.8 million plus unpaid and accrued interest due on June 28, 2032. The Lost Creek Note has a thirty-year amortization period and a fixed per annum interest rate equal to 4.90% with no fee on the unused portion. The Lost Creek Note is secured by the Lost Creek Water rights acquired with the note and any fees derived from the use of the Lost Creek Water rights. The Lost Creek Note does not contain any financial covenants.

Working Capital Line of Credit

On January 31, 2022, the Company entered a Business Loan Agreement (Working Capital LOC) with its bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate plus 0.5% (7.5% as of November 30, 2022), which has a floor of 3.75%. In the event of default, the interest rate on the Working Capital LOC would be increased by an additional 2.0%. As of November 30, 2022, the Company has not drawn on the Working Capital LOC.

Letters of Credit

At November 30, 2022, the Company has four Irrevocable Letters of Credit (LOCs) outstanding. The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch. As long as the Company performs on the contracts, which the Company has the full intent and ability to perform on the contracts, the LOC’s will expire at various dates from December 2023 through July 2024. As of November 30, 2022, these four LOCs totaled $2.3 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank, renew annually at various dates and have a 1% annual fee.

Participating Interest in Export Water

Refer to Note 6 in the 2022 Annual Report for additional details regarding the “CAA.” The CAA, which was used to acquire the Company’s Rangeview Water Supply, included contractual payments when the Company sells “Export Water.” To reduce the long-term impacts of the CAA, in the past the Company has acquired portions of the obligation from the third-party holders. During the three months ended November 30, 2022, the Company acquired the remaining $0.9 million of total CAA interests (of which $0.3 million was reflected on the Company’s balance sheet and the remaining was deemed contingent and not reflected on the balance sheet) for $0.1 million in cash. The Company recorded a gain of $0.2 million on the acquisition which is included in other income.

NOTE 8 – EMPLOYEE STOCK PLANS

The Company reserved 1.6 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2014 Equity Incentive Plan (2014 Equity Plan). As of November 30, 2022 and August 31, 2022, there were 909,620 shares and 912,953 shares available for grant under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted options and stock awards to eligible participants under its 2004 Incentive Plan (2004 Incentive Plan), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the three months ended November 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2022	712,500	$8.75	5.7	1,489
Granted	—	$—
Exercised	—	$—
Forfeited / Expired	—	$—
Outstanding at November 30, 2022	712,500	$8.75	5.5	$1,640

Options exercisable at November 30, 2022	581,500	$8.17	4.9	$1,542

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

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as for the three months ended November 30, 2022:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2022	232,998	$4.47
Granted	—	$—
Vested	(101,998)	$4.40
Forfeited	—	$—
Non-vested options outstanding at November 30, 2022	131,000	$4.54

All non-vested options are expected to vest.

During the three months ended November 30, 2022, the Company issued certain employees 6,000 shares of restricted stock (Restricted Shares). The Restricted Shares vested 20% at the September 14, 2022 grant date, and 20% each anniversary of the grant date for four years. The Restricted Shares are eligible to vote and participate in any dividend or stock splits approved by the Company. The Company recognized less than $0.1 million of stock-based compensation expense related to the issuance of the Restricted Shares.

For each of the three-month periods ended November 30, 2022 and 2021, the Company recorded less than $0.1 million of stock-based compensation expense.

At November 30, 2022, the Company had unrecognized compensation expenses totaling $0.3 million relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Rangeview Metropolitan District

The Rangeview Metropolitan District (Rangeview District) and the Company’s agreements with the Rangeview District are described in greater detail in Note 15 to the 2022 Annual Report.

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.25 million, which is unsecured, and bears interest based on the prevailing prime rate plus 2% (8.25% at November 30, 2022). The maturity date of the loan is December 31, 2022, at which time it automatically renews through December 31, 2023. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease

Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. The November 30, 2022, balance in notes receivable - related parties, other totaled $1.2 million, which included borrowings of just under $1.2 million and accrued interest of less than $0.1 million. As of August 31, 2022, the principal and interest on both loan agreements totaled $1.1 million, which included just under $1.1 million of borrowings and less than $0.1 million of accrued interest. During the three months ended November 30, 2022 and 2021, the Company did not receive any interest or principal payments from the Rangeview District.

Additionally, the Company provides funding to the Rangeview District for the Rangeview District’s participation in the “Wise Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in the 2022 Annual Report. During the three months ended November 30, 2022 and 2021, the Company, through the Rangeview District, received metered water deliveries of 55 acre-feet and 11 acre-feet of WISE water, paying $0.1 million and less than $0.1 million for this water. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2022, WISE water was approximately $6.13 per thousand gallons and such rate will remain in effect through calendar 2022. As of November 30, 2022, the rate that goes into effect January 1, 2023, had not been released.

Sky Ranch Community Authority Board

The Sky Ranch CAB and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Note 15 to the 2022 Annual Report.

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

As of November 30, 2022, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $18.5 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third-party. The Company anticipates providing additional funding of approximately $4.3 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2023 related to Phase 2A of the Sky Ranch development.

In fiscal 2022, through a competitive bidding process, the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2A of the Sky Ranch Master Planned Community. The contracted bid price is $0.3 million, which will be recognized as revenue as the construction of the fence progresses. During the three months ended November 30, 2022, the Company recognized less than $0.1 million of revenue related to this contract.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson), a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch. During the three months ended November 30, 2022 and 2021, the Sky Ranch CAB paid Nelson $0.2 million and $3.5 million related to this contract. Nelson is majority owned by the chair of the Company’s board of directors.

NOTE 10 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The table below presents the percentage of total revenue for the reported customers for the three months ended November 30, 2022 and 2021. For water and wastewater customers, the Company primarily provides services on behalf of the Rangeview District for which the significant end users include all Sky Ranch homes in the aggregate combined with the Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fee revenues.

	Three Months Ended
% of Total Revenue Generated From:	November 30, 2022	November 30, 2021
Sky Ranch homes and Sky Ranch CAB in the aggregate	19%	12%
Two oil & gas operators	15%	10%
KB Home	13%	16%
Lennar	9%	25%
Challenger	9%	23%
Taylor Morrison	—%	7%

NOTE 11 – ACCRUED LIABILITIES

(In thousands)	November 30, 2022	August 31, 2022
Accrued compensation	$390	$1,325
Other operating payables	73	308
WISE water	93	32
Operating lease obligation, current	77	76
Property taxes	225	164
Professional fees	55	115
Rental deposits	7	9
Total accrued liabilities	$920	$2,029

Land development costs due to the Sky Ranch CAB	$640	$536
Due to Rangeview Metropolitan District	13	24
Total accrued liabilities - related parties	$653	$560

NOTE 12 – SEGMENT INFORMATION

The Company reports two operating segments which meet segment disclosure requirements, the water and wastewater resource development segment and the land development segment. The single-family rentals, although not currently material to operations and not a required segment disclosure, is presented within the operating segment information below for informational purposes.

The water and wastewater resource development segment includes providing water and wastewater services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all the activities necessary to develop and sell finished lots, which as of and for the three months ended November 30, 2022 and 2021, was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under the non-cancellable annual leases.

The table below present the measure of profit and assets used to assess the performance of the segment for the periods presented:

	Three Months Ended November 30, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$794	$521	$25	$1,340

Cost of revenue	723	215	10	948
Depreciation and depletion	378	—	—	378
Total cost of revenue	1,101	215	10	1,326

Segment (loss) profit	$(307)	$306	$15	$14

	Three Months Ended November 30, 2021
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$1,072	$3,193	$8	$4,273

Cost of revenue	495	531	3	1,029
Depreciation and depletion	354	—	—	354
Total cost of revenue	849	531	3	1,383

Segment profit	$223	$2,662	$5	$2,890

The following table summarizes the Company’s total assets by segment. The assets consist of water rights and water and wastewater systems in the Company’s water and wastewater resource development segment; land, land development costs and deposits in the Company’s land development segment; and the cost of the homes in the single-family rental line. The Company’s other assets (Corporate) primarily consist of cash, cash equivalents, restricted cash, equipment, and related party notes receivables.

(In thousands)	November 30, 2022	August 31, 2022
Water and wastewater resource development	$62,181	$63,064
Land development	27,260	25,522
Single-family rental	2,730	1,715
Corporate	35,866	38,928
Total assets	$128,037	$129,229

NOTE 13 – EARNINGS PER SHARE

Earnings per share (EPS) is calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended November 30, 2022 and 2021, the Company excluded 610,395 options and 505,005 options because their impact was anti-dilutive.

	Three Months Ended
(In thousands, except share and per share amounts)	November 30, 2022	November 30, 2021
Net income	$159	$1,514

Basic weighted average common shares	23,985,788	23,917,908
Effect of dilutive securities	102,105	301,328
Weighted average shares applicable to diluted earnings per share	24,087,893	24,219,236

Earnings per share - basic	$0.01	$0.06
Earnings per share - diluted	$0.01	$0.06

NOTE 14 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of November 30, 2022, the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year considering any items requiring discrete recognition. Income tax information for the three months ended November 30, 2022 and 2021 is as follows:

	Three Months Ended
(In thousands)	November 30, 2022	November 30, 2021
Effective income tax rate	45.0%	24.0%
Income tax expense:
Current	$(36)	$471
Deferred	166	6
Total	$130	$477
Income taxes paid:
Federal	$—	$3,450
State	—	—
Total	$—	$3,450

The effective income tax rate for the three months ended November 30, 2022, was impacted by adjustments related to reconciling items between the Company’s books and tax returns.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Pure Cycle" refer to Pure Cycle Corporation and all entities owned or controlled by Pure Cycle Corporation. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business included in our Annual Report on Form 10-K for the year ended August 31, 2022 (2022 Annual Report) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Disclosure Regarding Forward-Looking Statements” in this Form 10-Q; and Part I, Item 1A. “Risk Factors” in our 2022 Annual Report for further discussion).

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

Recent Developments and Economic Conditions

The housing market experienced tremendous growth for several years through 2022. However, in the third quarter of 2022, the housing market deteriorated rapidly. This has continued through the date of this filing and shows signs of continuing into 2023. This deterioration was caused by multiple factors including; the war in Ukraine, which has impacted supplies of food, fertilizer and fuel, increasing inflation; and the ongoing COVID-19 pandemic which continues to impact global economies, mortgage interest rates, the rate of inflation, supply chains, distribution networks and consumer behavior around the world. The United States Federal Reserve System (Federal Reserve) remains aggressive in its actions to combat inflation, which is having a negative impact on the housing market due to rising mortgage rates. As a result, 30-year fixed mortgage rates continued to rise and ended the quarter at their highest level in over 15 years. The magnitude and speed of these recent rate increases has caused many buyers to pause and reconsider a home purchase.

Despite this, we believe several long-term land development and housing market fundamental factors remain positive. For example, available lots and housing supply-demand remain imbalanced due to a decade-plus of underproduction of new homes in relation to population growth, and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these and other factors, the current demand for new homes is subject to continued uncertainty due to many factors. The combination of sharply higher mortgage interest rates since early 2022, several years of rising housing prices, elevated inflation, and various other macroeconomic and geopolitical concerns are moderating housing demand, which are expected to continue into 2023. Like many other businesses, our contractors have experienced delays in receiving materials and parts, rising costs, and labor shortages. However, we have been able to adjust our purchases and operations enough to reduce the impact these factors have on our construction and other activities. Specifically, we have delayed the start of construction on Phase 2B to avoid incurring development costs when market demand has declined, and it is uncertain how long demand will remain depressed. Given current conditions, we plan to continue to monitor market dynamics and surrounding community performance to determine timing of additional construction expenditures at Sky Ranch. We believe our reasonably priced lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate the changing market better than other surrounding and significantly higher priced communities. The severity and duration of the COVID-19 pandemic and the Ukraine war, as well as the current inflationary environment, remain uncertain and it is difficult for us to estimate the extent to which these conditions will impact our financial results and operations in future periods.

Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, homebuilding industry, credit, and financial market conditions and on a stable and constructive political and regulatory environment (particularly regarding housing and mortgage loan financing policies). The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during calendar 2022 to moderate persistent U.S. inflation, and the further actions it has stated it intends to take, are expected to be an ongoing headwind for the housing market into 2023 as they have elevated mortgage loan interest rates and created macroeconomic uncertainty and volatility across financial markets. In addition, we and our homebuilding partners continue to experience services and supply constraints and rising and volatile raw material prices. Prolonged supply chain disruptions and other production-related challenges could extend or delay our construction cycle times and intensify construction-related cost pressures beyond our experience in fiscal 2022. In addition, consumer demand for our homes, and our ability to grow our scale, revenues, and returns in fiscal 2023 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. or in the Colorado markets. The potential extent and effect of these factors on our business is highly uncertain, unpredictable, and outside our control, and our past performance should not be considered indicative of our future results.

Additionally, as the COVID-19 pandemic continues, we continue to enforce many safety measures enacted to protect the health and well-being of our employees, customers, business partners, and their families. We have been able to maintain our level of efficiency with the use of video conferencing and electronic data sharing platforms. We were informed that our builder customers continue to use precautionary measures to ensure the safety of their employees, customers, business partners, and their families. The most dramatic impact on our operations has been the delay in inspections, the permit process and other activities requiring the involvement of governmental agencies due to employee shortages and pandemic-related restrictions imposed on their operations. All our operations are in Colorado and travel and related restrictions have not impacted our operations.

Our Business Strategy

For more than three decades we have accumulated a large portfolio of valuable water rights and land interests in Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we use to serve domestic, commercial, and industrial water demands in the eastern Denver metropolitan region. Our primary land asset, Sky Ranch, is in one of the most active development areas in the Denver metropolitan region along the rapidly developing I-70 corridor, and we are developing lots at Sky Ranch for residential, commercial, retail, and light industrial uses. We also have launched a single-family rental business where we rent homes in Sky Ranch to families under annual lease agreements. We plan to expand this new line of business to more than 200 rental units over the next several years.

Although we currently report our results of operations through our water and wastewater resource development segment and our land development segment, we operate these segments as a cohesive business designed to provide a cost effective, sustainable, and value-added business enterprise.

Water and Wastewater

Water resources throughout the western United States and more prominently in Colorado are a scarce and valuable resource. Our portfolio of over 29,900 acre-feet of water is comprised of groundwater, designated basin groundwater, and surface water supplies. Our other significant water assets include 26,000 acre-feet of adjudicated reservoir sites, two wastewater reclamation facilities, water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and roughly 50 miles of water distribution and wastewater collection lines. Our water supplies and wholesale facilities are in southeast Denver, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater. We believe this provides us with a unique competitive advantage in offering these services.

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

Land Development

Our Land Development segment is primarily focused on developing the Sky Ranch Master Planned Community located along the booming I-70 corridor to provide residential, commercial, retail, and light industrial lots. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, and schools. Additionally, Sky Ranch is zoned to include over two million square feet of retail, commercial, and light industrial space, which is the equivalent of approximately 1,800 residential units, meaning the Sky Ranch community at build-out will include a total of roughly 5,000 residential and equivalent units. Our land development activities include the design, permitting, and construction of all the horizontal infrastructure, including, storm water, drainage, roads, curbs, sidewalks, parks, open space, trails, and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots. Additionally, pursuant to certain agreements with the Sky Ranch CAB and its related metropolitan districts, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., the costs of which are reimbursed to us by the Sky Ranch CAB through funds generated from property taxes, fees or the issuance of municipal bonds.

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

We have been developing the Sky Ranch community since 2017. We are developing it in phases, which is anticipated to take approximately eight to ten more years until it is fully built out. In 2017, we began the initial development phase of Sky Ranch when we entered separate contracts with Richmond American Homes, Taylor Morrison, and KB Home, pursuant to which we sold a total of 505 single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities), all of which are complete as of November 30, 2022.

During our fiscal 2021, we began construction on the second development phase at Sky Ranch. For this phase, we entered into separate contracts with KB Home, Lennar Colorado, Melody (a DR Horton Company) and Challenger Homes to sell 804 single-family attached and detached residential lots at Sky Ranch, and we retained 46 lots for use in our single-family home rental segment. The second development phase will incorporate approximately 250 acres and is planned to be completed in four sub-phases (referred to as Phase 2A, 2B, 2C and 2D). Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 40% increase in our average lot prices. For example, we increased our sales price for a 50’ foot lot from $75,000 to $108,000 and added an escalation clause that increases the prices depending on timing of payments. The timing of cash flows includes certain milestone deliveries such as the completion of governmental approvals for final plats, installation of wet utilities, and final completion of lot deliveries.

In February 2021, we began construction on Phase 2A at Sky Ranch, which is platted for 229 residential lots. We have retained ten of these lots for use in our single-family rental business. As of November 30, 2022, we have received plats and substantially completed wet and dry utilities, roads, and sidewalks for Phase 2A. Contracts with three of the four homebuilders include milestone payments as construction progresses, with the contract with the fourth homebuilder having one payment due at delivery of the finished lot (i.e. the transfer of the title). As of November 30, 2022, we have received substantially all payments related to the sale of the 219 lots in Phase 2A, which totaled $18.4 million. We recognize revenue earned under these contracts over time using the percentage of completion method to measure progress, which aligns the recognition of revenue with the requisite service period. During the three months ended November 30, 2022 and 2021, due to the construction progress, we recognized $0.5 million and $2.9 million of lot sale revenue related to construction at Sky Ranch. Phase 1 of the Sky Ranch development is complete, and all revenue has been recognized. Phase 2A is approximately 80% complete, for which we have recognized $14.6 million of lot sales revenue since construction began on Phase 2A, with the remaining $3.8 million of revenue to be recognized over time as Phase 2A construction is completed, which we expect will be before the end of our fiscal 2023.

Payments for lot sales and the related revenue for Phases 2B, 2C, and 2D will occur as construction of those phases occurs. We believe construction of Phase 2B will begin in the summer of 2023, which we delayed the start of Phase 2B due to the slowing of the housing market in late 2022. We further believe it will take approximately three more years to complete construction and sell the finished lots in all four subphases depending on the market conditions and permitting process.

In addition to the lot sales described above, from the start of development at Sky Ranch through November 30, 2022, we have received $18.5 million of water and wastewater tap fees from the homebuilders, which is for all 505 taps sold in Phase 1 and 117 of 219 taps sold in Phase 2A. Timing of tap sales is dependent on when homebuilders begin requesting building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types including duplexes and townhomes. For Phase 2A we estimate water and wastewater tap fees will exceed $4.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During Phase 1 of Sky Ranch, we retained ownership of four residential lots for use in this business. As of November 30, 2022, we have finished building three single-family homes which we own, maintain, and have leased to qualified renters under one-year lease terms. Construction of the fourth home began in 2022 and it was completed and rented to a qualified renter in December 2022. We intend to expand our single-family rentals in our second development phase of Sky Ranch by building and renting homes on the 46 lots we did not sell to our home builder partners, ten of which are in Phase 2A and are currently under construction, which we expect to be ready for rental at various dates throughout our fiscal 2023.

We capitalize the costs of the homes and when applicable depreciate the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

Results of Operations

Executive Summary

For the three months ended November 30, 2022, we generated net income of $0.2 million, a decline from the comparable period in 2021 of $1.3 million or 89%. The decrease was primarily driven by decreased lot sales being recognized as we slowed construction on Phase 2A due to the decline in the housing market and weather conditions resulting in the delay in planned landscaping construction, and a reduction in water being used by oil and gas operators electing to drill wells in other counties due to lease deadlines and other factors outside our control. The items noted above were partially offset by one time income events related to additional land use payments received from oil and gas operators for future drilling purposes and interest income recognized on the note receivable from the Sky Ranch CAB.

Consolidated Results of Operations

The table below presents the summarized consolidated financial results.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	November 30, 2022	November 30, 2021	$ Change	% Change
Water and wastewater resource revenue	$794	$1,072	$(278)	(26)%
Land development revenue
Lot sales	513	2,945	(2,432)	(83)%
Project management fees	8	248	(240)	(97)%
Single-family rental	25	8	17	313%
Total revenue	1,340	4,273	(2,933)	(69)%

Water and wastewater resource cost of revenue	1,101	849	252	30%
Land development cost of revenue	215	531	(316)	(60)%
Single-family rental cost of revenue	10	3	7	333%
Total cost of revenue	1,326	1,383	(57)	(4)%

General and administrative expense and depreciation	1,503	1,410	93	7%
Operating income	(1,489)	1,480	9	1%

Other income, net	1,778	511	1,267	248%
Income from operations before income taxes	289	1,991	(1,702)	(85)%
Income tax expense	(130)	(477)	(347)	(73)%
Net income	$159	$1,514	$(1,355)	(89)%

Basic EPS	$0.01	$0.06	$(0.05)	(83)%
Diluted EPS	$0.01	$0.06	$(0.05)	(83)%

Water delivered (thousands of gallons)	67,530	77,254	(9,724)	(13)%
Water and wastewater taps sold	4	9	(5)	(56)%

For the three months ended November 30, 2022, total revenue decreased as compared to 2021, primarily due to reduced revenue related to lot sales as Phase 2A, which is nearly 80% complete, was slowed due to the declining housing market, and Phase 2B has not started yet due to the slowing housing market. These declines were coupled with lower water fees recognized due to less construction and less initial seeding irrigation water used in our service area in 2022, and a reduction in tap sales also due to the slowing of the housing market.

For the three months ended November 30, 2022, costs of revenue increased as compared to 2021, primarily due increased WISE water purchases and increased allocations of payroll costs incurred in our water and wastewater operations. Additionally, due to the fact that our Sky Ranch water and wastewater systems are relatively new, the systems are not operating at full capacity at this time which impacts the productivity of the infrastructure as the facilities are designed to operate at full capacity. Until they are, costs are expected to remain volatile and not necessarily increase and decrease with the related revenues.

For the three months ended November 30, 2022, general and administrative expense remained consistent with 2021.

For the three months ended November 30, 2022, other income, net increased $1.3 million or 248% due to interest income recorded on the note receivable from the Sky Ranch CAB related to reimbursable public improvements and project management fees, and the receipt of $0.9 million for right-of-way and surface use agreements with oil and gas operators related to oil and gas drilling activities.

For the three months ended November 30, 2022, water deliveries decreased as compared to 2021 primarily due to decreased water sales related to the establishment of new sod, reduced park and public space irrigation, and the slowing of construction activities.

For the three months ended November 30, 2022, water and wastewater tap sales declined as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings. As of November 30, 2022, permits issued for Phase 2A were limited to model homes and all the builders are sold out in the first development phase. As construction nears completion on Phase 2A and builders start taking contracts for homes, we anticipate tap sales to increase.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
(In thousands, except for water deliveries)	November 30, 2022	November 30, 2021	$ Change	% Change
Metered water usage from:
Municipal water usage	$121	$147	$(26)	(18)%
Commercial water usage	392	560	(168)	(30)%
Wastewater treatment fees	63	55	8	15%
Water and wastewater tap fees	150	261	(111)	(43)%
Other revenue	68	49	19	39%
Total segment revenue	794	1,072	(278)	(26)%

Water service costs	479	289	190	66%
Wastewater service costs	138	130	8	6%
Depreciation	378	354	24	7%
Other	106	77	29	38%
Total expenses	1,101	850	251	30%

Segment operating income	$(307)	$222	$85	38%

Water deliveries (thousands of gallons)
On Site	2,304	3,805	(1,501)	(39)%
Commercial sales - export water and other	10,477	1,993	8,484	426%
Sky Ranch	16,748	33,551	(16,803)	(50)%
Wild Pointe	7,131	6,942	189	3%
O&G operations	30,870	30,963	(94)	(0)%
Total water deliveries	67,530	77,254	(9,724)	(13)%

For the three months ended November 30, 2022, residential water usage revenue decreased largely attributable to fewer new homes with sod being established, which requires more water. Commercial water usage revenue declined compared to 2021 due to decreased water sales because of slowing construction activities, and some of the irrigation water delivered to irrigate parks at the end of the irrigation season were not billed as the water was delivered for us to balance our water storage facilities in preparation for winter storage requirements resulting in higher usage without corresponding revenues.

For the three months ended November 30, 2022, wastewater treatment fees increased slightly as compared to 2021 primarily due to new Sky Ranch customers in our water and wastewater resource development segment.

For the three months ended November 30, 2022, water and wastewater tap sales declined as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by building permit applications and are not contractually established with the builders. As of November 30, 2022, permits issued for Phase 2A were limited to model homes, and all three builders are sold out in the first development phase. As construction nears completion on Phase 2A and builders start taking contracts for homes, we anticipate tap sales to increase. During the three months ended November 30, 2022, the average price of a Sky Ranch water and wastewater tap was $34,000 per tap, compared to $31,000 per tap for the three months ended November 30, 2021.

For the three months ended November 30, 2022, water service costs increased as compared to 2021 primarily due to increased WISE water purchases, higher payroll allocations, and the fact that our systems are not at full capacity resulting in less-than-optimal operating efficiency which results in costs not necessarily being correlated to revenues or water usage.

For the three months ended November 30, 2022, wastewater service costs were consistent with 2021.

For the three months ended November 30, 2022, water deliveries decreased at Sky Ranch due to fewer new homes with sod being established.  At Wild Pointe water deliveries increased as compared to 2021 primarily due to more homes built and occupied within the development.

Land Development Results of Operations

	Three Months Ended
(In thousands)	November 30, 2022	November 30, 2021	$ Change	% Change
Lot sales	$513	$2,945	$(2,432)	(83)%
Project management revenue	8	248	(240)	(97)
Total revenue	521	3,193	(2,672)	(84)%

Land development construction and project management costs	215	531	(316)	(60)%

Segment operating income	$306	$2,662	$(2,356)	(89)%

For the three months ended November 30, 2022, lot sales revenue decreased as compared to 2021 due to timing of development activities at Phase 2A at Sky Ranch, even though the price per lot for delivered lots in the second development phase increased an average of 40% over the first phase. Per lot revenue is expected to remain consistent for all four subphases of the second development phase unless contracts are renegotiated or builders do not participate in Phases 2B, 2C or 2D and we sell the lots to other builders. Revenue for builder contracts is recognized over time with progress measured under the percent of completion method. Therefore, revenue will fluctuate due to timing of construction activities throughout the second phase. Additionally, lot sale revenue declined as we have not begun construction on Phase 2B as we initially planned. Due to the slowing of the housing market, we delayed the start of construction of Phase 2B until later in fiscal 2023.

For the three months ended November 30, 2022, land development construction costs decreased compared to 2021 due to the same reasons noted above related to the decrease in lot sale revenue.

Single-Family Rental Results of Operations

In fiscal 2021, we began construction on three homes that were completed and put into service on November 1, 2021. All three homes were rented effective November 1, 2021, under one year lease agreements. For the three months ended November 30, 2021, the revenue presented in the statement of operations is the amount earned since November 1, 2021. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities including water and wastewater services paid to us. In the first quarter of fiscal 2022, we contracted for the construction of the fourth rental home, which was completed and rented in December 2022. In the third quarter of fiscal 2022, we contracted for the construction of ten rental units in Phase 2A, which we anticipate being completed and ready for rental beginning in the second or third quarter of our fiscal 2023.

Liquidity, Capital Resources and Financial Position

As of November 30, 2022, our working capital, defined as current assets less current liabilities, was $24.0 million, which included $16.8 million in cash and cash equivalents and $15.0 million of treasury notes which will mature in the third quarter of fiscal 2023. We believe that as of November 30, 2022 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. Our expected obligations for the next 12 months are described below.

Sky Ranch Development

Phase 1 of the Sky Ranch development is complete. We began construction on Phase 2 of Sky Ranch in February 2021, which is being done in four subphases, of which Phase 2A is the only one being actively developed. We estimate total costs to complete the infrastructure (including public improvements) for the 850 lots in the second phase of Sky Ranch to total $65.0 million. Of this, we anticipate spending $18.8 million in the next 12 months, and we anticipate receiving $18.8 million in milestone and completed lot payments from the home builders over the same period. The amounts we expect to spend and receive in the next twelve months are dependent on when we start construction on Phase 2B. If we delay starting Phase 2B beyond our current expected start date, we would likely spend and receive significantly less than the amounts noted above. We believe future revenues from water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

Single-Family Rental Construction Contract

In fiscal 2022 we entered two separate contracts with a local builder to construct eleven rental units at Sky Ranch to be used in our single-family rental business. The total contracted costs for all eleven units is $3.6 million, which as of November 30, 2022, we had incurred $1.8 million of costs related to the construction of these units. We anticipate incurring the remaining $1.8 million in our fiscal 2023.

ECCV Capacity Operating System

The Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (ECCV) Land Board system, which we would pay for pursuant to our funding agreements with the Rangeview District. Our costs associated with the use of the ECCV system were a flat fee of $8,000 per month from January 1, 2013 through December 31, 2021. From January 1, 2021 through April 2032, the fee decreased to $3,000 per month. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV system, which is included in the water usage fees charged to customers.

South Metropolitan Water Supply Authority (SMWSA) and the Water Infrastructure Supply Efficiency Partnership (WISE)

We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate investing $1.0 million in 2023 and up to $6.0 million in total for the fiscal years 2024 through 2025 to fund the Rangeview District’s obligation to purchase water and infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we have the sole right to use and reuse the Rangeview District’s 9% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately 3.0 million gallons per day of transmission pipeline capacity and up to 900 acre-feet per year of water by the end of the term.

Summary Cash Flows Table

	Three Months Ended
(In thousands)	November 30, 2022	November 30, 2021	$ Change	% Change
Cash (used) provided by:
Operating activities	$(758)	$(5,954)	$5,196	87%
Investing activities	(17,179)	(2,248)	(14,931)	(664)%
Financing activities	(114)	1,000	(1,114)	(111)%

Net Change in cash	$(18,051)	$(7,202)	$(10,849)	(151)%

For the three months ended November 30, 2022, operating activities used a net $0.8 million of cash, which is due to positive net income being offset by the use of cash to fund construction activities (including the public improvements) at Sky Ranch, and timing of when payments are remitted to vendors.  We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.

For the three months ended November 30, 2022, investing activities used $17.2 million in cash. The majority of this was related to us purchasing $15.0 million of treasury notes to capitalize on increased interest rates and the purchase of three water wells in the Lost Creek Designated Groundwater Basin for $0.3 million.

For the three months ended November 30, 2022, financing activities used $0.1 million of cash, mainly due to the acquisition of the remaining CAA obligations.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included in our 2022 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three months ended November 30, 2022 are the same as those described in our 2022 Annual Report. There have been no changes to our critical accounting policies during the three months ended November 30, 2022. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2022 Annual Report.

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

The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures during our fiscal 2022, as well as of November 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the fiscal 2021 evaluation, the President and the Chief Financial Officer each concluded that, during fiscal 2022 and as of November 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

January 13, 2023