Form 10-Q
period 2023-02-28
PURE CYCLE CORP
filed 2023-04-14
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,054,843 shares of 1/3 of $.01 par value common stock as of April 11, 2023.

PURE CYCLE CORPORATION

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated revenue from our commercial water sales;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	demand for housing, including single-family rental homes;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction and sale of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated financial results, including anticipated increases in customers and revenue, from development of our Sky Ranch property;
●	estimated tap fees to be generated from the development of the various phases of Sky Ranch;
●	anticipated expansion and rental dates for our single-family rental units;
●	anticipated revenues and cash flows from our single-family rental units;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” (as defined herein) and the timing and availability of water from, and projected costs related to, WISE;
●	increases in future water or wastewater tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●	anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;
●	capital required and costs to develop Sky Ranch;
●	anticipated development of other phases concurrently with the second phase of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Range, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenues from customers in the Rangeview District, Sky Ranch Districts, and Elbert & Highway 86 District;
●	plans for the use and development of our water assets and potential delays;
●	estimated number of connections we can serve with our existing water rights;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	anticipated number of deep-water wells required to continue expanding and developing our Rangeview Water Supply;
●	expenditures for expenses and capital needs of the Rangeview District;
●	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
●	plans to drill water walls into aquifers located beneath the Lowry Range and the timing and estimated costs of such a build out;

●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	factors that may impact labor and material costs;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	estimated supply capacity of our water assets;
●	our belief that we have exceeded market expectations with the delivery of our lots at Sky Ranch;
●	the impact of future cyberattacks on our business, financial condition, operating results and reputation;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	our belief that several long-term land development and housing factors remain positive;
●	the future impacts of COVID-19 on our business;
●	our belief that Sky Ranch is better positioned to navigate the changing market then competitors;
●	the impact of the downturn in the homebuilding market and increased interest rates on our business and financial condition;
●	the impact of supply chain disruptions and volatile raw material prices;
●	the recoverability of water and wastewater service costs from rates;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	the anticipated development of the Sky Ranch Academy;
●	service life of constructed facilities;
●	accounting estimates and the impact of new accounting pronouncements; and
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	February 28, 2023	August 31, 2022
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$7,224	$34,894
Investments in U.S. Treasury Bills	15,245	—
Trade accounts receivable, net	2,121	2,425
Income taxes receivable	1,610	—
Prepaid expenses and other assets	603	467
Total current assets	26,803	37,786
Restricted cash	2,331	2,328
Investments in water and water systems, net	58,368	58,763
Construction in progress	3,383	1,224
Single-family rental units	1,500	975
Land and mineral rights:
Held for development	8,082	6,773
Held for investment purposes	451	451
Other assets	2,485	2,463
Notes receivable – related parties, including accrued interest
Reimbursable public improvements and project management fees	20,609	17,208
Other	1,299	1,120
Operating leases - right of use assets	103	138
Total assets	$125,414	$129,229

LIABILITIES:
Current liabilities:
Accounts payable	$656	$849
Accrued liabilities	1,201	2,029
Accrued liabilities – related parties	596	560
Income taxes payable	—	2,530
Deferred lot sale revenues	3,473	4,275
Deferred water sales revenues	533	570
Debt, current portion	10	10
Total current liabilities	6,469	10,823
Participating interests in export water supply	—	323
Debt, less current portion	3,945	3,950
Deferred tax liability, net	1,170	1,075
Lease obligations - operating leases, less current portion	25	62
Total liabilities	11,609	16,233
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,054,843 and 23,980,645 outstanding, respectively	80	80
Additional paid-in capital	174,611	174,150
Accumulated deficit	(60,886)	(61,234)
Total shareholders’ equity	113,805	112,996
Total liabilities and shareholders’ equity	$125,414	$129,229

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share information)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Revenues:
Metered water usage from:
Municipal customers	$83	$69	$204	$180
Commercial customers	59	1,541	451	2,137
Wastewater treatment fees	78	64	141	119
Water and wastewater tap fees	994	913	1,144	1,174
Lot sales	1,391	1,629	1,904	4,574
Project management fees	123	200	131	448
Single-family rentals	31	26	56	34
Special facility projects and other	231	222	299	270
Total revenues	2,990	4,664	4,330	8,936

Expenses:
Water service operations	402	570	881	859
Wastewater service operations	116	99	254	228
Land development construction costs	188	295	331	826
Project management costs	74	46	146	46
Single-family rental costs	19	4	29	7
Depletion and depreciation	461	352	839	706
Other	141	141	247	219
Total cost of revenues	1,401	1,507	2,727	2,891

General and administrative expenses	1,707	1,552	3,095	2,876
Depreciation	122	97	237	182
Operating (loss) income	(240)	1,508	(1,729)	2,987

Other income (expense):
Interest income - related party	263	525	510	888
Interest income - Investments	218	2	446	3
Oil and gas royalty income, net	67	110	183	207
Oil and gas lease income, net	19	48	38	96
Other, net	(1)	14	1,217	25
Interest expense, net	(47)	(13)	(97)	(21)
Income from operations before income taxes	279	2,194	568	4,185
Income tax expense	90	501	220	978
Net income	$189	$1,693	$348	$3,207

Earnings per common share - basic and diluted
Basic	$0.01	$0.07	$0.01	$0.13
Diluted	$0.01	$0.07	$0.01	$0.13
Weighted average common shares outstanding:
Basic	24,023,775	23,944,141	24,004,677	23,931,307
Diluted	24,142,300	24,184,161	24,114,089	24,194,579

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended February 28, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at November 30, 2022	432,513	$—	23,986,645	$80	$174,243	$(61,075)	$113,248
Restricted stock grants	—	—	50,000	—	99	—	99
Stock granted for services	—	—	18,198	—	180	—	180
Share-based compensation	—	—	—	—	89	—	89
Net income	—	—	—	—	—	189	189
Balance at February 28, 2023	432,513	$—	24,054,843	$80	$174,611	$(60,886)	$113,805

	Three Months Ended February 28, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at November 30, 2021	432,513	$—	23,923,100	$80	$173,625	$(69,339)	$104,366
Stock option exercises	—	—	23,422	—	34	—	34
Stock granted for services	—	—	12,000	—	159	—	159
Share-based compensation	—	—	—	—	100	—	100
Net income	—	—	—	—	—	1,693	1,693
Balance at February 28, 2022	432,513	$—	23,958,522	$80	$173,918	$(67,646)	$106,352

	Six Months Ended February 28, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2022	432,513	$—	23,980,645	$80	$174,150	$(61,234)	$112,996
Restricted stock grants	—	—	56,000	—	111	—	111
Stock granted for services	—	—	18,198	—	180	—	180
Share-based compensation	—	—	—	—	170	—	170
Net income	—	—	—	—	—	348	348
Balance at February 28, 2023	432,513	$—	24,054,843	$80	$174,611	$(60,886)	$113,805

	Six Months Ended February 28, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2021	432,513	$—	23,916,633	$80	$173,513	$(70,853)	$102,740
Stock options exercised	—	—	29,889	—	34	—	34
Stock granted for services	—	—	12,000	—	159	—	159
Share-based compensation	—	—	—	—	212	—	212
Net income	—	—	—	—	—	3,207	3,207
Balance at February 28, 2022	432,513	$—	23,958,522	$80	$173,918	$(67,646)	$106,352

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	February 28, 2023	February 28, 2022
Cash flows from operating activities:
Net income	$348	$3,207
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and depletion	1,076	888
Share-based compensation expense	461	371
Trade accounts receivable	304	(506)
Deferred income taxes	95	(205)
Deferred water sales revenue	(37)	29
Prepaid expenses	(136)	(596)
Other assets and liabilities	(137)	2
Net activity for notes receivable - related party, other	(179)	(25)
Amortized discount on U.S. Treasury Bills	(245)	—
Deferred lot sale revenues	(802)	(792)
Accounts payable and accrued liabilities	(1,063)	(3,341)
Taxes payable / receivable	(4,140)	(4,076)
Additions to note receivable - related party, reimbursable public improvements	(3,401)	(8,169)
Land under development	—	(472)
Net cash used by operating activities	(7,856)	(13,685)
Cash flows from investing activities:
Purchase of U.S. Treasury Bills	(15,000)	—
Construction costs of single-family rentals	(1,579)	(142)
Investments in water and water systems	(1,613)	(463)
Investments in future development phases at Sky Ranch	(1,309)	(1,948)
Payments received on note receivable - related party, other	—	304
Purchase of property and equipment	(194)	—
Net cash used by investing activities	(19,695)	(2,249)
Cash flows from financing activities:
Payments to contingent liability holders	(111)	(1)
Payments on notes payable	(5)	—
Proceeds from option exercises	—	34
Proceeds from notes payable	—	1,000
Net cash (used) provided by financing activities	(116)	1,033
Net change in cash, cash equivalents and restricted cash	(27,667)	(14,901)
Cash, cash equivalents and restricted cash – beginning of period	37,222	22,444
Cash, cash equivalents and restricted cash – end of period	$9,555	$7,543
Cash and cash equivalents	$7,224	$5,215
Restricted cash	2,331	2,328
Total cash, cash equivalents and restricted cash	$9,555	$7,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,265	$5,260
Cash paid for interest	$98	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$586	$668
Issuance of stock for compensation	$111	$—

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

FEBRUARY 28, 2023

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (Company or Pure Cycle) and include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and six months ended February 28, 2023 and 2022. The August 31, 2022 balance sheet was derived from the Company’s audited consolidated financial statements.

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

U.S. Treasury debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. On February 28, 2023, the Company had $15.2 million of investments classified as held-to-maturity, which are comprised entirely of Treasury Bills with maturity dates in March 2023. On February 28, 2023, the Company had under $0.1 million in unamortized discount on Treasury Bills.  Investments are being carried at amortized cost.

NOTE 3 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The Sky Ranch Community Authority Board (Sky Ranch CAB) and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Notes 5 and 15 to the 2022 Annual Report.

The notes receivable – related party, reimbursable public improvements is due to the Company from the Sky Ranch CAB and reports the balances owed by the Sky Ranch CAB to Pure Cycle for public improvements paid for by Pure Cycle which are reimbursable from the Sky Ranch CAB, project management fees related to the Company’s management of the construction of the public improvements, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community. Pure Cycle has advanced funds to the Sky Ranch CAB for the cost of public improvements at Sky Ranch which are the ultimate responsibility of the Sky Ranch CAB.  During the second quarter of fiscal 2021, the Company determined that repayment of those improvements was probable, along with the project management fees and interest on those costs. Upon that determination, Pure Cycle began recording the reimbursable public improvements as a receivable from the Sky Ranch CAB (as opposed to the costs being expensed as land development construction costs) and began recognizing project management fee revenue and interest income on the entire note receivable from the Sky Ranch CAB. Prior to that date, payment was not deemed to be probable; therefore, Pure Cycle capitalized those costs as land under development and subsequently expensed the reimbursable public improvements and did not recognize any project management fees or interest income due to the uncertainty of collectability. During the three and six months ended February 28, 2023, Pure Cycle spent $1.7 million and $2.8 million on public improvements which are payable by the Sky Ranch CAB to Pure Cycle. Since Pure Cycle believes the amounts are probable of collection, they have been added to the note receivable from the Sky Ranch CAB. Additionally, for the three and six months ended February 28, 2023, project management fees of $0.1 million and $0.1 million and interest income on the outstanding note receivable of $0.3 million and $0.5 million were also added to the note receivable. No payments were made on the note receivable during the three and six months ended February 28, 2023 and 2022. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

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

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Three Months Ended
	February 28, 2023	February 28, 2022
Beginning balance	$18,487	$29,517
Additions	2,122	3,446
Payments received	—	—
Ending balance	$20,609	$32,963

	Six Months Ended
	February 28, 2023	February 28, 2022
Beginning balance	$17,208	$24,794
Additions	3,401	8,169
Payments received	—	—
Ending balance	$20,609	$32,963

The note receivable from the Sky Ranch CAB accrues interest at 6% per annum. Public improvements which are not probable of reimbursement at the time of being incurred are considered contract fulfillment costs and are recorded as land development construction costs as incurred. If public improvement costs are deemed probable of collection, the costs are recognized as notes receivable - related party. The Company assesses the collectability of the note receivable from the Sky Ranch CAB, which includes reimbursable public improvements, project management fees and the related interest income, at each reporting period. The Sky Ranch CAB has an obligation to repay the Company, but the ability of the Sky Ranch CAB to do so before the contractual termination dates is dependent upon the establishment of a tax base or other fee generating activities sufficient to fund reimbursable costs incurred.

NOTE 4 – REVENUES, FEES AND OTHER INCOME ITEMS

Water and wastewater tap fees, metered water usage and wastewater treatment fees, lot sales, and project management revenue

The Company’s revenue is primarily generated from sales of water and wastewater taps, metered water and wastewater usage, and the sale of lots to homebuilders. Detailed descriptions of the policies related to revenue recognition are included in Note 2 to the 2022 Annual Report.

The following describes significant components of revenue for the three and six months ended February 28, 2023 and 2022.

Water and wastewater tap fees – During the three months ended February 28, 2023 and 2022, the Company sold a total of 35 and 27 water taps generating more than $0.8 million and less than $0.8 million in tap fee revenues. During the three months ended February 28, 2023 and 2022, the Company sold a total of 32 and 27 wastewater taps generating $0.2 million and $0.1 million in tap fee revenues.

During the six months ended February 28, 2023 and 2022, the Company sold a total of 39 and 36 water taps generating $1.0 million and just under $1.0 million in tap fee revenues. During the six months ended February 28, 2023 and 2022, the Company sold a total of 36 and 36 wastewater taps generating $0.2 million and $0.2 million in tap fee revenues. The water taps were all sold at Sky Ranch and Wild Pointe, and the wastewater taps were all sold at Sky Ranch.

Sale of finished lots – For the three months ended February 28, 2023 and 2022, the Company recognized $1.4 million and $1.6 million of lot sale revenue, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch master planned community. For the six months ended February 28, 2023 and 2022, the Company recognized $1.9 million and $4.6 million of lot sale revenue, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch master planned community. As of February 28, 2023, the first development phase (509 lots) is complete and the second development phase (850 lots) is being developed in four subphases, referred to as Phase 2A (229 lots), Phase 2B (211 lots), Phase 2C (204 lots) and Phase 2D (206 lots). As of February 28, 2023, Phase 2A is approximately 87% complete. After February 28, 2023, but before the filing of this Form 10Q, Pure Cycle began construction on Phase 2B, which is expected to take approximately one year to complete. Additionally, on March 8, 2023, and March 16, 2023, Pure Cycle and two of our homebuilding partners amended future lot sale agreements to increase the price of future Phase 2 lots and to reduce the number of lots being sold to those builders by a total of 19 lots which Pure Cycle will use in its single-family rental business.

Project management services – During the three months ended February 28, 2023 and 2022, the Company recognized $0.1 million and $0.2 million of project management revenue from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project. During the six months ended February 28, 2023 and 2022, the Company recognized $0.1 million and $0.4 million of project management revenue from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project.

Single-family rental revenue

In November 2021, the Company began renting single-family homes from lots it retained and constructed homes on, and began recognizing lease income related to these rental units. The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year.  As of February 28, 2023, Pure Cycle has four single-family detached homes being rented. For the three months ended February 28, 2023 and 2022, the Company reported less than $0.1 million and less than $0.1 million of rental property revenues. For the six months ended February 28, 2023 and 2022, the Company reported less than $0.1 million and $0.1 million of rental property revenues. The Company has begun construction on 10 additional rental homes in Phase 2A, which the Company believes will be available for rent at various dates throughout fiscal 2023. At February 28, 2023, the Company had reserved 36 lots in Phases 2B, 2C and 2D of Sky Ranch for future rental units. On March 8, 2023, and March 16, 2023, Pure Cycle amended two homebuilder agreements to reserve an additional 19 lots in Phases 2B-D for use in its single-family rental segment. These additional units bring the total lots reserved for future rental use to 55, which when combined with the units already built and rented and the ten currently under construction will bring the total single-family rentals to 69 . The Company expects to take three to five years to build and rent all these units. Based on these projections the Company believes this could become a reportable operating segment in the future once its operations become material.

Special facility projects and other revenue

Pure Cycle receives fees from customers including municipalities and area water providers for contract operations services. These fees are recognized as earned, typically monthly, plus charges for additional work performed. Additionally, the Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance services. The revenue for both types of services are invoiced and recognized as special facility projects revenue.  For the three months ended February 28, 2023 and 2022, the Company recognized $0.2 million and $0.2 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party. For the six months ended February 28, 2023 and 2022, the Company recognized $0.3 million and $0.3 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Three Months Ended February 28, 2023
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at November 30, 2022	$552	$3,889	$4,441
Revenue recognized	(19)	(1,492)	(1,511)
Revenue deferred	-	1,076	1,076
Balance at February 28, 2023	$533	$3,473	$4,006

	Three Months Ended February 28, 2022
	Water and Wastewater Resource Development	Land Development	Total
Balance at November 30, 2021	$271	$2,831	$3,102
Revenue recognized	(202)	(1,628)	(1,830)
Revenue deferred	370	-	370
Balance at February 28, 2022	$439	$1,203	$1,642

	Six Months Ended February 28, 2023
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2022	$570	$4,275	$4,845
Revenue recognized	(37)	(2,029)	(2,066)
Revenue deferred	-	1,227	1,227
Balance at February 28, 2023	$533	$3,473	$4,006

	Six Months Ended February 28, 2022
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2021	$410	$1,995	$2,405
Revenue recognized	(341)	(4,575)	(4,916)
Revenue deferred	370	3,783	4,153
Balance at February 28, 2022	$439	$1,203	$1,642

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

The carrying value for certain of the Company’s financial instruments (i.e., cash and cash equivalents, investments in U.S. Treasury Bills, restricted cash, accounts receivable, notes receivable from related parties, accounts payable, accrued liabilities, the SFR Note and the Lost Creek Note, each as defined in Note 7 below) materially approximate their fair value because of their short-term nature and generally negligible credit losses.

As of February 28, 2023 and August 31, 2022, the Company had no assets or liabilities measured at fair value on a recurring basis. As of August 31, 2022, the Company had one Level 3 liability, which was the contingent portion of the CAA.

There were no transfers between Level 1, 2 or 3 categories during the three and six months ended February 28, 2023 or 2022.

NOTE 6 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the 2022 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	February 28, 2023		August 31, 2022
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$19,923	$(2,451)	$19,881	$(2,099)
Rangeview water supply	14,931	(18)	14,809	(17)
Water supply – Other	7,612	(1,901)	7,612	(1,739)
Sky Ranch water rights and other costs	7,764	(1,387)	7,764	(1,280)
Sky Ranch pipeline	5,740	(1,080)	5,740	(984)
Lost Creek water supply	7,327	—	7,041	—
Fairgrounds water and water system	2,900	(1,459)	2,900	(1,415)
Wild Pointe service rights	1,632	(1,165)	1,632	(1,082)
Totals	67,829	(9,461)	67,379	(8,616)
Net investments in water and water systems	$58,368		$58,763

During the six months ended February 28, 2023, the Company acquired three deep water wells in the Lost Creek Designated Groundwater Basin for $0.3 million.

Construction in Progress

The construction in progress account represents costs incurred on various construction projects currently underway that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of costs incurred related to the construction of 10 homes to be used in Pure Cycle’s single-family rental business and water facilities being constructed, which the Company anticipates will be placed in service during the next 12 months. During the three and six months ended February 28, 2023, the Company incurred $1.5 million and $2.7 million of costs related to construction of single-family rental units and water and wastewater construction projects. During the three and six months ended February 28, 2023, the Company capitalized $0.6 million and $0.6 million of costs as projects were completed and placed into service.

Single-Family Rental Homes

During the six months ended February 28, 2022, the Company completed construction of the first three units being utilized in its single-family rental business. The costs of the units are capitalized and when applicable are depreciated over periods not exceeding thirty-years, which is dependent on the asset type. All three units were placed in service and leased effective November 1, 2021.

During the year ended August 31, 2022, the Company contracted for construction of 11 additional rental homes to be used in the rental business. The Company began construction on one single-family detached unit in March 2022 which was completed in December 2022 and rented effective December 15, 2022. For the remaining 10 units, comprised of single-family detached houses and paired homes, construction began in the summer of 2022 with estimated completion dates in the third and fourth quarter of fiscal 2023. During the three and six months ended February 28, 2023, the Company incurred costs of $1.0 million and $2.0 million related to the construction of these 11 units. Costs for the 10 units still under construction are included in the construction in progress account as of February 28, 2023.

At February 28, 2023, the Company had reserved a total of 46 lots in Phase 2 (ten of which are in Phase 2A and under construction as of February 28, 2023) of Sky Ranch to build additional rental units. On March 8, 2023, and March 16, 2023, the Company amended two home builder agreements, which amendments included the Company retaining an additional 19 units in Phases 2B-D, which brings the total lots reserved in Phase 2 to 65 homes.

NOTE 7 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of February 28, 2023, the scheduled maturities of the Company’s loans are as follows:

(In thousands)	Scheduled principal payments
Within 1 year	$14
Year 2	14
Year 3	258
Year 4	1,329
Year 5	312
Thereafter	2,064
3,991
Deferred financing costs	(36)
Net	3,955
Less current maturities	(10)
Debt, less current portion	$3,945

Single-Family Rental Home Note Payable

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note has the following terms:

●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5%, which has a floor of 3.75% and a ceiling of 4.25% (4.25% as of February 28, 2023). In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments which began January 1, 2022
●	Fifty-three principal and interest payments each month which began July 1, 2022 in the amount of $4,600 each
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements (which the Company satisfied as of August 31, 2022), calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

The Company is working with its primary bank to provide similar financing for the rental units currently under construction. As of February 28, 2023, these loans have not been finalized.

Lost Creek Note

On June 28, 2022, the Company entered a loan with its primary bank to fund the acquisition of 370 acre-feet of water rights the Company acquired on June 27, 2022, in the Lost Creek Designated Groundwater Basin area of Colorado (Lost Creek Note). The Lost Creek Note has an original principal balance of $3.0 million, a ten-year maturity, monthly interest only payments averaging $12,000 per month for thirty-six months which began on July 28, 2022, twenty-four monthly principal and interest payments of $42,000 beginning on July 28, 2025, fifty-nine monthly principal and interest payments of $32,000 beginning on July 28, 2027, and a balloon payment of less than $0.8 million plus unpaid and accrued interest due on June 28, 2032. The Lost Creek Note has a thirty-year amortization period and a fixed per annum interest rate equal to 4.90%. The Lost Creek Note is secured by the Lost Creek Water rights acquired with the note and any fees derived from the use of the Lost Creek Water rights. The Lost Creek Note does not contain any financial covenants.

Working Capital Line of Credit

On January 31, 2022, the Company entered a Business Loan Agreement (Working Capital LOC) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate plus 0.5% (8.25% as of February 28, 2023), which has a floor of 3.75%. In the event of default, the interest rate on the Working Capital LOC would be increased by an additional 2.0%. As of February 28, 2023, the Company has not drawn on the Working Capital LOC.

Letters of Credit

At February 28, 2023, the Company has four Irrevocable Letters of Credit (LOCs) outstanding. The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch. The Company has the full intent and ability to perform on the contracts, after which, the LOC’s will expire at various dates from December 2023 through July 2024. As of February 28, 2023, these four LOCs totaled $2.3 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank, renew annually at various dates and have a 1% annual fee.

Participating Interest in Export Water

Refer to Note 6 in the 2022 Annual Report for additional details regarding the “CAA.” The CAA, which was used to acquire the Company’s Rangeview Water Supply, included contractual payments when the Company sells “Export Water.” To reduce the long-term impacts of the CAA, in the past the Company has acquired portions of the obligation from the third-party holders. During the six months ended February 28, 2023, the Company acquired the remaining $0.9 million of total CAA interests (of which $0.3 million was reflected on the Company’s balance sheet and the remaining was deemed contingent and not reflected on the balance sheet) for $0.1 million in cash. The Company recorded a gain of $0.2 million on the acquisition which is included in other income.

NOTE 8 – EMPLOYEE STOCK PLANS

The Company reserved 1.6 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2014 Equity Incentive Plan (2014 Equity Plan). As of February 28, 2023 and August 31, 2022, there were 838,755 shares and 912,953 shares available for grant under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted options and stock awards to eligible participants under its 2004 Incentive Plan (2004 Incentive Plan), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the periods noted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2022	712,500	$8.75	5.7	$1,489
Granted	—	$—
Exercised	—	$—
Forfeited / Expired	—	$—
Outstanding at February 28, 2023	712,500	$8.75	5.0	$0.9

Outstanding at August 31, 2021	714,500	$7.80	6.1	$5,107
Granted	105,000	$13.37
Net settlement exercised	(58,167)	$7.67
Forfeited / Expired	(3,333)	$10.45
Outstanding at February 28, 2022	758,000	$8.58	5.1	$2,639

During the three and six months ended February 28, 2022, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options exercised but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. During the three months ended February 28, 2022, net settlement exercises resulted in 17,422 shares being issued and 21,578 options being cancelled in settlement of the shares issued. During the six months ended February 28, 2022, net settlement exercises resulted in 23,889 shares being issued and 28,278 options being cancelled in settlement of shares issued. During the three and six months ended February 28, 2022, the Company issued 6,000 stock options, with an exercise price of $5.66 per share, where the option holder used cash to exercise the options.

There were no options exercised during the three and six months ended February 28, 2023.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2022	232,998	$4.47
Granted	—	$—
Vested	(101,998)	$4.40
Forfeited	—	$—
Non-vested options outstanding at February 28, 2023	131,000	$4.54

Non-vested options outstanding at August 31, 2021	218,333	$4.04
Granted	105,000	$5.16
Vested	(87,002)	$4.21
Forfeited	(3,333)	$4.21
Non-vested options outstanding at February 28, 2022	232,998	$4.47

All non-vested options are expected to vest.

On January 11, 2023, the Company’s six non-employee Board members were each granted 3,033 shares of unrestricted stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company's common stock on the date of grant of $9.89. There is no vesting requirement for the unrestricted stock grants and the Company recognized the full expense of $0.2 million during the three months ended February 28, 2023. Additionally, on January 11, 2023, the Company’s board awarded an executive officer 50,000 shares of restricted stock. The shares vested 20% at the grant date, and 20% of the shares will vest on each anniversary of the grant date over four years. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company

On September 14, 2022, the Company issued certain employees 6,000 shares of restricted stock. These shares vested 20% at the September 14, 2022 grant date, and 20% vest each anniversary of the grant date for four years. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.

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

For the three and six months ended February 28, 2023, the Company recognized $0.4 million and $0.5 million of stock-based compensation expense. For the three and six months ended February 28, 2022, the Company recognized $0.3 million and $0.4 million of stock-based compensation expense. At February 28, 2023, the Company had unrecognized compensation expenses totaling $0.5 million relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Rangeview Metropolitan District

The Rangeview Metropolitan District (Rangeview District) and the Company’s agreements with the Rangeview District are described in greater detail in Note 15 to the 2022 Annual Report.

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.25 million, which is unsecured, and bears interest based on the prevailing prime rate plus 2% (9.0% at February 28, 2023). The maturity date of the loan is December 31, 2023, at which time it automatically renews through December 31, 2024. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. The February 28, 2023, balance in notes receivable - related parties, other totaled $1.3 million, which included borrowings of just under $1.2 million and accrued interest of less than $0.1 million. As of August 31, 2022, the principal and interest on both loan agreements totaled $1.1 million, which included $1.1 million of borrowings and less than $0.1 million of accrued interest. During the three and six months ended February 28, 2023 and 2022, the Company did not receive any interest or principal payments from the Rangeview District.

Additionally, the Company provides funding to the Rangeview District for the Rangeview District’s participation in the “Wise Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in the 2022 Annual Report. During the three months ended February 28, 2023 and 2022, the Company, through the Rangeview District, received metered water deliveries of 56 acre-feet and 245 acre-feet of WISE water, paying $0.1 million and $0.5 million for this water. During the six months ended February 28, 2023 and 2022, the Company, through the Rangeview District, received metered water deliveries of 111 acre-feet and 250 acre-feet of WISE water, paying $0.2 million and $0.5 million for this water. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2022, WISE water was approximately $6.13 per thousand gallons and such rate remained in effect through calendar 2022. As of January 1, 2023, WISE water was approximately $6.48 per thousand gallons and such rate will remain in effect through calendar 2023.

Sky Ranch Community Authority Board

The Sky Ranch CAB and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Note 15 to the 2022 Annual Report.

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to Sky Ranch. The Sky Ranch CAB was formed to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. For the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. To fund these improvements, the Company and the Sky Ranch CAB entered into various funding agreements obligating the Company to advance funds to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the agreements bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for the first phase and December 31, 2060 for the second phase shall be deemed forever discharged and satisfied in full.

As of February 28, 2023, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $20.6 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third-party. The Company anticipates providing additional funding of approximately $4.3 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2023 related to Phase 2A and Phase 2B of the Sky Ranch development.

In fiscal 2022, through a competitive bidding process, the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2A of the Sky Ranch Master Planned Community. The contracted bid price is $0.3 million, which is being recognized as revenue as the construction of the fence progresses. During the three and six months ended February 28, 2023, the Company recognized less than $0.1 million and $0.1 million of revenue related to this contract.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson), a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch. During the six months ended February 28, 2023 and 2022, the Sky Ranch CAB paid Nelson $0.9 million and $8.1 million related to this contract. Nelson is majority owned by the chair of the Company’s board of directors.

NOTE 10 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The table below presents the percentage of total revenue for the reported customers for the six months ended February 28, 2023 and 2022. For water and wastewater customers, the Company provides services on behalf of the Rangeview District for which the significant end users include all Sky Ranch homes in the aggregate combined with the Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fee revenues.

	Six Months Ended
% of Total Revenue Generated From:	February 28, 2023	February 28, 2022
Sky Ranch homes and Sky Ranch CAB in the aggregate	18%	8%
Challenger	17%	18%
Lennar	13%	19%
KB Home	12%	12%
Two and one oil & gas operators	6%	17%
Richmond	-%	12%

As of February 28, 2023, 49% of the trade accounts receivable balance is owed by KB Home related to their first milestone payment for Phase 2B, and 30% is owed by the Rangeview District for tap fees, water usage and wastewater treatment fees. The entire amount owed by KB Home and the Rangeview District were remitted to the Company after February 28, 2023.

NOTE 11 – ACCRUED LIABILITIES

(In thousands)	February 28, 2023	August 31, 2022
Accrued compensation	$560	$1,325
Other operating payables	136	308
Property taxes	360	164
Operating lease obligation, current	77	76
Professional fees	34	115
WISE water	21	32
Rental deposits	13	9
Total accrued liabilities	$1,201	$2,029

Land development costs due to the Sky Ranch CAB	$586	$536
Due to Rangeview Metropolitan District	10	24
Total accrued liabilities - related parties	$596	$560

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

The water and wastewater resource development segment includes providing water and wastewater services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing, operating, and maintaining infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all activities necessary to develop and sell finished lots, which for the three and six months ended February 28, 2023 and 2022, was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under the non-cancellable annual leases.

The tables below present the measure of profit and assets used to assess the performance of the two required segments and the single-family rentals that the Company believes will become a segment for the periods presented:

	Three Months Ended February 28, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$1,445	$1,514	$31	$2,990

Cost of revenue	659	262	19	940
Depreciation and depletion	461	—	—	461
Total cost of revenue	1,120	262	19	1,401

Segment profit	$325	$1,252	$12	$1,589

	Three Months Ended February 28, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$2,809	$1,829	$26	$4,664

Cost of revenue	810	341	4	1,155
Depreciation and depletion	352	—	—	352
Total cost of revenue	1,162	341	4	1,507

Segment profit	$1,647	$1,488	$22	$3,157

	Six Months Ended February 28, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$2,239	$2,035	$56	$4,330

Cost of revenue	1,382	477	29	1,888
Depreciation and depletion	839	—	—	839
Total cost of revenue	2,221	477	29	2,727

Segment (loss) profit	$18	$1,558	$27	$1,603

	Six Months Ended February 28, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$3,880	$5,022	$34	$8,936

Cost of revenue	1,306	872	7	2,185
Depreciation and depletion	706	—	—	706
Total cost of revenue	2,012	872	7	2,891

Segment profit	$1,868	$4,150	$27	$6,045

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

(In thousands)	February 28, 2023	August 31, 2022
Water and wastewater resource development	$63,349	$63,064
Land development	30,276	25,522
Single-family rental	3,688	1,715
Corporate	28,101	38,928
Total assets	$125,414	$129,229

NOTE 13 – EARNINGS PER SHARE

Earnings per share (EPS) is calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended February 28, 2023 and 2022, the Company excluded 593,975 options and 517,980 options because their impact was anti-dilutive. For the six months ended February 28, 2023 and 2022, the Company excluded 603,088 options and 494,728 options because their impact was anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands, except share and per share amounts)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net income	$189	$1,693	$348	$3,207

Basic weighted average common shares	24,023,775	23,944,141	24,004,677	23,931,307
Effect of dilutive securities	118,525	240,020	109,412	263,272
Weighted average shares applicable to diluted earnings per share	24,142,300	24,184,161	24,114,089	24,194,579

Earnings per share - basic	$0.01	$0.07	$0.01	$0.13
Earnings per share - diluted	$0.01	$0.07	$0.01	$0.13

NOTE 14 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of February 28, 2023, the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year considering any items requiring discrete recognition. Income tax information for the three and six months ended February 28, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Effective income tax rate	32.3%	22.8%	38.7%	23.4%
Income tax expense:
Current	$161	$712	$125	$1,183
Deferred	(71)	(211)	95	(205)
Total	$90	$501	$220	$978
Income taxes paid:
Federal	$3,471	$910	$3,471	$4,360
State	794	900	794	900
Total	$4,265	$1,810	$4,265	$5,260

The effective income tax rate for the three and six months ended February 28, 2023, was impacted by adjustments related to reconciling items between the Company’s books and tax returns.

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

We are a diversified water resource and land development company. At our core, we are a wholesale water and wastewater service provider, and we develop land we own into master planned communities. Our newest business is the development of single-family homes held for rental purposes within our master planned communities. Both the land development and single-family home rental lines of business generate customers and usage fees for our water and wastewater resource development business.

Recent Developments and Economic Conditions

The housing market experienced tremendous growth for several years through 2022. However, in the third quarter of 2022, the housing market deteriorated rapidly largely due to rising interest rates. This has continued through the date of this filing and shows signs of continuing throughout 2023. This deterioration was caused by multiple factors including; the war in Ukraine, which has impacted supplies of energy, food, fertilizer and fuel; increasing inflation; the ongoing COVID-19 pandemic which continues to impact global markets; mortgage interest rates; inflation; disruptions in supply chains, distribution networks and consumer behavior; and the recent collapse of large banks, which will certainly impact the availability of lending and deposit rates. The United States Federal Reserve Board (Federal Reserve) remains aggressive in its actions to combat inflation, which is having a negative impact on the housing market due to rising mortgage rates. As a result, 30-year fixed mortgage rates continued to rise and have hit their highest levels in over 15 years further weakening demand in the housing market.

Despite this, we believe several long-term land development and housing market fundamental factors remain positive. For example, available lots and housing supply-demand remain imbalanced due to a decade-plus of underproduction of new homes in relation to population growth and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these and other factors, our future performance and strategies will depend significantly on the housing market which is impacted by the factors noted in the paragraph above. Like many other businesses, our contractors have experienced delays in receiving materials and parts, rising costs, and labor shortages. However, we have adjusted our purchases and operations in ways that we believe will reduce the impact these factors have on our construction and other activities. Specifically, we delayed the start of construction on Phase 2B for three months to avoid incurring development costs when market demand has declined, and to give our home builder partners additional time to absorb lots from Phase 2A. We believe our reasonably priced lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate the changing market better than other surrounding and significantly higher priced communities. We continue to work closely with our home builder partners to provide affordable lots for entry level homes and to deliver those lots incrementally to minimize inventories for both the Company’s construction of lots and our home builders’ ownership of finished lots.

The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during calendar 2022 and the start of 2023 to moderate persistent U.S. inflation, and the further actions it has stated it intends to take, are expected to be an ongoing headwind for the housing market throughout 2023 as they have elevated mortgage loan interest rates and created macroeconomic uncertainty and volatility across financial markets. In addition, consumer demand for our homes, and our ability to grow our scale, revenues, and returns in fiscal 2023 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. and Colorado markets. We continue to work proactively to mitigate these impacts working with our home builder partners on timing of investment and delivery of lots; however, the potential extent and effect of these factors on our business is uncertain, unpredictable, and outside our control, and our past performance should not be considered indicative of our future results.

Additionally, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States. We do not hold our cash at either of those banks and the banks we use are well capitalized and FDIC insured. If the banks and financial institutions at which we hold our cash enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

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

Although we report our results of operations through our water and wastewater resource development segment and our land development segment, we operate these segments as a cohesive business designed to provide a cost effective, sustainable, and value-added business enterprise.

Water and Wastewater

Water resources throughout the western United States and more prominently in Colorado are a scarce and valuable resource. Our portfolio of approximately 30,000 acre-feet of water is comprised of groundwater, designated basin groundwater, and surface water supplies. Our other significant water assets include 26,000 acre-feet of adjudicated reservoir sites, two wastewater reclamation facilities, water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and roughly 50 miles of water distribution and wastewater collection lines. Our water supplies and wholesale facilities are in southeast Denver, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater. We believe this provides us with a unique competitive advantage in offering these services.

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

We have been developing the Sky Ranch community since 2017. We are developing it in phases, which is anticipated to take approximately eight to ten more years until it is fully built out. In 2017, we began the initial development phase of Sky Ranch when we entered separate contracts with Richmond American Homes, Taylor Morrison, and KB Home, pursuant to which we sold a total of 505 single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities), all of which are complete as of February 28, 2023.

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

In February 2021, we began construction on Phase 2A at Sky Ranch, which is platted for 229 residential lots. We have retained ten of these lots for use in our single-family rental business. As of February 28, 2023, we have received plats and substantially completed wet and dry utilities, roads, and sidewalks for Phase 2A, and are actively working on landscaping. Contracts with three of the four homebuilders include milestone payments as construction progresses, with the contract with the fourth homebuilder having one payment due at delivery of the finished lot (i.e. the transfer of the title). As of February 28, 2023, we have received all payments related to the sale of the 219 lots in Phase 2A which totaled $18.4 million. We recognize revenue earned under these contracts over time using the percentage of completion method to measure progress, which aligns the recognition of revenue with the requisite service period. During the three months ended February 28, 2023 and 2022, due to the construction progress, we recognized $1.4 million and $1.6 million of lot sale revenue related to construction at Sky Ranch. During the six months ended February 28, 2023 and 2022, due to the construction progress, we recognized $1.9 million and $4.3 million of lot sale revenue related to construction at Sky Ranch. Phase 1 of the Sky Ranch development is complete, and all revenue has been recognized. Phase 2A is approximately 87% complete, for which we have recognized $16.0 million of lot sales revenue since construction began on Phase 2A, with the remaining $2.4 million of revenue to be recognized over time as Phase 2A construction is completed. We expect the majority of this remaining revenue to be recognized before the end of our fiscal 2023.

Payments for lot sales and the related revenue for Phases 2B, 2C, and 2D will occur as construction of those phases occurs. Construction of Phase 2B is scheduled to begin in April 2023, which we, in consultation with our home builder partners, delayed the start of Phase 2B due to the slowing of the housing market in late 2022. On March 15, 2023, March 27, 2023, and April 12, 2023, we received $1.0 million, $1.9 million and $1.2 million, from the three home builders that are on the milestone payment terms, which was the first milestone payment for Phase 2B from these builders. We believe it will take approximately three more years to complete construction and sell the finished lots in all four subphases depending on the market conditions and permitting process.

In addition to the lot sales described above, from the start of development at Sky Ranch through February 28, 2023, we have received $19.5 million of water and wastewater tap fees from the homebuilders, which is for all 505 taps sold in Phase 1 and 149 of 219 taps sold in Phase 2A. The timing of tap sales is dependent on when homebuilders request building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types including duplexes and townhomes. For Phase 2 in total, we estimate water and wastewater tap fees will exceed $20.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During Phase 1 of Sky Ranch, we retained ownership of four residential lots for use in this business. As of February 28, 2023, we have finished building four single-family homes on these lots which we own, maintain, and have leased to qualified renters under one-year lease terms. We intend to expand our single-family rentals in our second development phase of Sky Ranch by building and renting homes on lots we did not sell to our home builder partners. As of February 28, 2023, the total lots we reserved in Phase 2 was 46, 10 of which are in Phase 2A and are currently under construction, and we expect these homes to be ready for rental at various dates throughout our fiscal 2023. On March 8, 2023, and March 16, 2023, we amended two of the contracts with home builders whereby we retained an additional 7 lots in Phase 2B (bringing the total rental lots to 17 in Phase 2B), 4 lots in Phase 2C (bringing the total rental lots to 20 in Phase 2C), and 8 additional lots in Phase 2D (bringing the total rental lots to 18 in Phase 2D), which brings our total reserved rental lots to 65 in total for Phase 2, which when combined with Phase 1 provides a total of 69 rental units.

We capitalize the costs of the homes and when applicable depreciate the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

Results of Operations

Executive Summary

For the three months ended February 28, 2023, we generated net income of $0.2 million compared to $1.7 million for the comparable period in fiscal 2022. The decrease was primarily driven by decreased lot sale revenue being recognized using the percentage of completion method, which is based on progress of construction and declines in water sold to oil and gas operators. Due to the decline in the housing market and weather conditions resulting in a delay in planned landscape construction, we had lower revenue recognized in Phase 2A and did not begin Phase 2B as planned. The only phase being developed as of February 28, 2023, is Phase 2A, which is approximately 87% complete. We began construction activities on Phase 2B after February 28, 2023; therefore, no revenues have been recorded as of the date of this filing related to that subphase. Additionally, we had a reduction in water being used by oil and gas operators electing to drill wells in other counties due to lease deadlines and other factors outside our control.

For the six months ended February 28, 2023, we generated net income of $0.4 million compared to $3.2 million for the comparable period in fiscal 2022. The decrease was primarily driven by decreased lot sales being recognized under the percentage of completion method as described in the paragraph above and the decline in water sales to oil and gas operators. We also experienced a reduction in water being used by oil and gas operators electing to drill wells in other counties, outside our service area, due to lease deadlines and other factors outside our control. The items noted above were partially offset by one time income events related to additional land use payments received from oil and gas operators for future drilling purposes and interest income recognized on the note receivable from the Sky Ranch CAB.

The tables below present our consolidated results of operations for the three and six months ended February 28, 2023 and 2022.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	February 28, 2023	February 28, 2022	$ Change	% Change
Water and wastewater resource development revenue	$1,445	$2,809	$(1,364)	(49)%
Land development revenue:
Lot sales	1,391	1,629	(238)	(15)%
Project management fees	123	200	(77)	(39)%
Single-family rental	31	26	5	19%
Total revenue	2,990	4,664	(1,674)	(36)%

Water and wastewater development cost of revenue	1,120	1,162	(42)	(4)%
Land development cost of revenue	262	341	(79)	(23)%
Single-family rental cost of revenue	19	4	15	375%
Total cost of revenue	1,401	1,507	(106)	(7)%

General and administrative expense and depreciation	1,829	1,649	180	11%
Operating income	(240)	1,508	(1,268)	(84)%
Other income, net	519	686	(167)	(24)%
Income taxes	(90)	(501)	(411)	(82)%
Net income	$189	$1,693	$(1,504)	(89)%

Basic EPS	$0.01	$0.07	$(0.06)	(86)%
Diluted EPS	$0.01	$0.07	$(0.06)	(86)%

Water delivered (thousands of gallons)	10,647	137,898	(127,251)	(92)%
Water taps sold	35	27	8	30%
Wastewater taps sold	32	27	5	19%

	Six Months Ended
(In thousands, except for water deliveries and taps sold)	February 28, 2023	February 28, 2022	$ Change	% Change
Water and wastewater resource revenue	$2,239	$3,880	$(1,641)	(42)%
Land development revenue
Lot sales	1,904	4,574	(2,670)	(58)%
Project management fees	131	448	(317)	(71)%
Single-family rental	56	34	22	165%
Total revenue	4,330	8,936	(4,606)	(52)%

Water and wastewater resource cost of revenue	2,221	2,012	209	10%
Land development cost of revenue	477	872	(395)	(45)%
Single-family rental cost of revenue	29	7	22	414%
Total cost of revenue	2,727	2,891	(164)	(6)%

General and administrative expense and depreciation	3,332	3,058	274	9%
Operating income	(1,729)	2,987	(1,258)	(42)%
Other income, net	2,297	1,198	1,099	92%
Income tax expense	(220)	(978)	(758)	(78)%
Net income	$348	$3,207	$(2,859)	(89)%

Basic EPS	$0.01	$0.13	$(0.12)	(92)%
Diluted EPS	$0.01	$0.13	$(0.12)	(92)%

Water delivered (thousands of gallons)	78,996	215,152	(136,156)	(63)%
Water taps sold	39	36	3	8%
Wastewater taps sold	36	36	—	—%

For the three and six months ended February 28, 2023, total revenue decreased as compared to the same periods in 2022, primarily due to less recognized lot sale revenue in Phase 2A and lower water usage revenues as oil and gas operators did not drill any wells in our service area. Lot sales are recognized using the percentage of completion method and due to the declining housing market, we slowed our construction activities which slows revenue recognition. Additionally, we delayed the start of Phase 2B due to the housing market, which resulted in no revenue being recognized on that phase for the six months ended February 28, 2023. Phase 2B began construction after February 28, 2023, and we will begin recognizing revenue on those activities in our third quarter of fiscal 2023. Additionally, on March 15, 2023, March 27, 2023, and April 12, 2023, we received $1.0 million, $1.9 million and $1.2 million, from the three home builders that are on the milestone payment terms, which was the first milestone payment for Phase 2B from these builders. These declines were coupled with lower water fees recognized due to less construction and less initial seeding irrigation water used in our service area.

For the three and six months ended February 28, 2023, costs of revenue decreased as compared to 2022, primarily due to declines in lot sales and lower water sold to oil and gas operators which decreases our costs. Additionally, since our Sky Ranch water and wastewater systems are new, the systems are not operating at full capacity currently, which impacts the productivity of the infrastructure as the facilities are designed to operate at full capacity. Until our facilities are operating at full capacity, costs are expected to remain volatile and will not necessarily increase and decrease with the related revenues.

For the three and six months ended February 28, 2023, general and administrative expenses increased as compared to 2022 due to increased headcount attributable to increased operations requiring more employees, higher depreciation charges as we continue to invest in long-term assets for use in all our business segments, and continued increases in general operating expenses such as insurance and professional fees.

For the six months ended February 28, 2023, other income, net increased due to interest income recorded on the note receivable from the Sky Ranch CAB related to reimbursable public improvements and project management fees, and the receipt of $0.9 million for right-of-way and surface use agreements with oil and gas operators related to oil and gas drilling activities.

For the three and six months ended February 28, 2023, water deliveries decreased as compared to 2022 primarily due to decreased water sales to oil and gas operators, and decreased water sales related to the establishment of new sod, reduced park and public space irrigation, and the slowing of construction activities.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
(In thousands, except for water deliveries)	February 28, 2023	February 28, 2022	$ Change	% Change
Metered water usage from:
Municipal water usage	$83	$69	$14	20%
Commercial water usage	59	1,541	(1,482)	(96)%
Wastewater treatment fees	78	64	14	22%
Water and wastewater tap fees	994	913	81	9%
Other revenue	231	222	9	4%
Total segment revenue	1,445	2,809	(1,364)	(49)%

Water service costs	402	570	(168)	(29)%
Wastewater service costs	116	99	17	17%
Depreciation	461	352	109	31%
Other	141	141	—	—%
Total expenses	1,120	1,162	(42)	(4)%
Segment operating income	$325	$1,647	$(1,322)	(80)%

Water deliveries (thousands of gallons)
On Site	171	4,213	(4,042)	(96)%
Export - Commercial	144	2,611	(2,467)	(94)%
Sky Ranch	5,295	4,209	1,086	26%
Wild Pointe	2,637	2,774	(137)	(5)%
O&G operations	2,399	124,091	(121,692)	(98)%
Total water deliveries	10,647	137,898	(127,251)	(92)%

	Six Months Ended
(In thousands, except for water deliveries)	February 28, 2023	February 28, 2022	$ Change	% Change
Metered water usage from:
Municipal water usage	$204	$180	$24	13%
Commercial water usage	451	2,137	(1,686)	(79)%
Wastewater treatment fees	141	119	22	18%
Water and wastewater tap fees	1,144	1,174	(30)	(3)%
Other revenue	299	270	29	11%
Total segment revenue	2,239	3,880	(1,641)	(42)%

Water service costs	881	859	22	3%
Wastewater service costs	254	228	26	11%
Depreciation	839	706	133	19%
Other	247	219	28	13%
Total expenses	2,221	2,012	209	10%
Segment operating income	$18	$1,868	$(1,850)	(99)%

Water deliveries (thousands of gallons)
On Site	2,475	24,197	(21,722)	(90)%
Commercial sales - export water and other	10,609	8,717	1,892	22%
Sky Ranch	22,874	21,581	1,293	6%
Wild Pointe	9,769	9,716	53	1%
O&G operations	33,269	150,941	(117,672)	(78)%
Total water deliveries	78,996	215,152	(136,156)	(63)%

For the three and six months ended February 28, 2023, residential water usage revenue remained relatively consistent compared to 2022. Commercial water usage revenue declined compared to 2022 due to decreased water sales to oil and gas operators, slowing construction activities, and some of the irrigation water delivered to irrigate parks at the end of the irrigation season not being billed as the water was delivered for us to balance our water storage facilities in preparation for winter storage requirements resulting in higher usage without corresponding revenues.

For the three and six months ended February 28, 2023, wastewater treatment fees increased slightly as compared to 2022 primarily due to new Sky Ranch customers.

For the three and six months ended February 28, 2023, water and wastewater tap sales remained relatively consistent with 2022 due to timing of closings at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings.

Land Development Results of Operations

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	$ Change	% Change
Lot sales	$1,391	$1,629	$(238)	(15)%
Project management revenue	123	200	(77)	(39)
Total revenue	1,514	1,829	(315)	(17)%

Land development construction and project management costs	262	341	(79)	(23)%

Segment operating income	$1,252	$1,488	$(236)	(16)%

	Six Months Ended
(In thousands)	February 28, 2023	February 28, 2022	$ Change	% Change
Lot sales	$1,904	$4,574	$(2,670)	(58)%
Project management revenue	131	448	(317)	(71)
Total revenue	2,035	5,022	(2,987)	(59)%

Land development construction and project management costs	477	872	(395)	(45)%

Segment operating income	$1,558	$4,150	$(2,592)	(62)%

For the three and six months ended February 28, 2023, lot sales revenue decreased as compared to 2022 due to timing of development activities at Phase 2A at Sky Ranch, even though the price per lot for delivered lots in the second development phase increased an average of 40% over the first phase. Per lot revenue is expected to remain consistent for all four subphases of the second development phase. Revenue for builder contracts is recognized over time with progress measured under the percent of completion method. Therefore, revenue will fluctuate due to timing of construction activities throughout the second phase. Additionally, lot sale revenue declined as we delayed the start of construction on Phase 2B by three months due to the slowing of the housing market.

For the three and six months ended February 28, 2023, land development construction costs decreased compared to 2022 due to the same reasons noted above related to the decrease in lot sale revenue.

Single-Family Rental Results of Operations

In fiscal 2021, we began construction on three homes that were completed and put into service on November 1, 2021. All three homes were rented effective November 1, 2021, under one-year non-cancellable lease agreements. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities including water and wastewater services that are paid to us. In the first quarter of fiscal 2022, we contracted for the construction of the fourth rental home, which was completed and rented in December 2022. In the third quarter of fiscal 2022, we contracted for the construction of 10 rental units in Phase 2A, which we anticipate being completed and ready for rental beginning in the third quarter of our fiscal 2023.

Liquidity, Capital Resources and Financial Position

As of February 28, 2023, our working capital, defined as current assets less current liabilities, was $20.3 million, which included $7.2 million in cash and cash equivalents and $15.2 million of treasury notes which matured in March 2023. All our cash is maintained at high-credit quality institutions and overnight investments are made into an insured cash sweep program which provides FDIC insurance for our entire cash balance at the bank. We believe that as of February 28, 2023 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. Our expected obligations for the next 12 months are described below.

Sky Ranch Development

Phase 1 of the Sky Ranch development is complete, Phase 2 began in February 2021, which is being done in four subphases, of which Phase 2A is the only one being actively developed as of February 28, 2023. We estimate total costs to complete the infrastructure (including public improvements) for the 850 lots in the second phase of Sky Ranch to total $74.3 million. Of this, we anticipate spending up to $18.0 million in the next 12 months, and we anticipate receiving approximately $20.0 million in milestone payments, completed lot payments, and tap fees from the home builders over the same period. The amounts we expect to spend and receive in the next twelve months are dependent on the pace of construction in Phase 2B. We believe future revenues from water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

Single-Family Rental Construction Contract

In fiscal 2022 we entered two separate contracts with a local builder to construct eleven rental units at Sky Ranch to be used in our single-family rental business. The contracted costs for all eleven units is $3.2 million, which as of February 28, 2023, we had incurred $2.3 million of costs related to the construction of these units. We anticipate incurring the remaining $0.9 million in our fiscal 2023.

ECCV Capacity Operating System

The Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (ECCV) Land Board system, which we would pay for pursuant to our funding agreements with the Rangeview District. Our costs associated with the use of the ECCV system are a flat fee $3,000 per month through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV system, which is included in the water usage fees charged to customers.

South Metropolitan Water Supply Authority (SMWSA) and the Water Infrastructure Supply Efficiency Partnership (WISE)

We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate investing $1.0 million in 2023 and up to $6.0 million in total for the fiscal years 2024 through 2025 to fund the Rangeview District’s obligation to purchase water and fund development of infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we have the sole right to use and reuse the Rangeview District’s 9% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately 3.0 million gallons per day of transmission pipeline capacity and up to 900 acre-feet per year of water.

Summary Cash Flows Table

	Six Months Ended
(In thousands)	February 28, 2023	February 28, 2022	$ Change	% Change
Cash (used) provided by:
Operating activities	$(7,856)	$(13,685)	$5,829	43%
Investing activities	(19,695)	(2,249)	(17,446)	(776)%
Financing activities	(116)	1,033	(1,149)	(111)%

Net Change in cash	$(27,667)	$(14,901)	$(12,766)	(86)%

For the six months ended February 28, 2023, operating activities used a net $7.6 million of cash, which is due to positive net income being offset by the use of cash to fund construction activities (including the public improvements) at Sky Ranch, and timing of when payments are remitted to vendors including income taxes.  We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.

For the six months ended February 28, 2023, investing activities used $19.9 million in cash. The majority of this was related to us purchasing $15.0 million of treasury notes to capitalize on increased interest rates and construction of single-family rentals and additional water delivery infrastructure.

For the six months ended February 28, 2023, financing activities used less than $0.1 million of cash, mainly due to the acquisition of the remaining CAA obligations.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included in our 2022 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three and six months ended February 28, 2023 are the same as those described in our 2022 Annual Report. There have been no changes to our critical accounting policies during the three and six months ended February 28, 2023. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2022 Annual Report.

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

The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures during our fiscal 2022, as well as of February 28, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the fiscal 2022 evaluation, the President and the Chief Financial Officer each concluded that, during fiscal 2022 and as of February 28, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

April 14, 2023