Form 10-Q
period 2023-05-31
PURE CYCLE CORP
filed 2023-07-14
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,054,843 shares of 1/3 of $.01 par value common stock as of July 13, 2023.

PURE CYCLE CORPORATION

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar words, as they relate to us, are intended to identify forward-looking statements and include statements relating to, among other things:

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

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized and actual results could differ materially from our statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	deterioration in the homebuilding industry or downward changes in general economic or other business conditions;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	outbreaks of disease, including COVID-19 and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations, and the related impacts to the general economy;
●	our ability to successfully expand our single-family home rental business and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability and rising interest rates;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	declines in property values which impact tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	changes in private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;

●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in Part I Item IA of our most recent Annual Report on Form 10-K.

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	May 31, 2023	August 31, 2022
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$26,000	$34,894
Trade accounts receivable, net	2,671	2,425
Land under development	721	—
Income taxes receivable	190	—
Prepaid expenses and other assets	392	467
Total current assets	29,974	37,786
Restricted cash	2,332	2,328
Investments in water and water systems, net	58,146	58,763
Construction in progress	4,929	1,224
Single-family rental units	1,395	975
Land and mineral rights:
Held for development	4,996	6,773
Held for investment purposes	451	451
Other assets	1,343	2,463
Notes receivable – related parties, including accrued interest
Reimbursable public improvements and project management fees	23,118	17,208
Other	1,397	1,120
Operating leases - right of use assets	84	138
Total assets	$128,165	$129,229

LIABILITIES:
Current liabilities:
Accounts payable	$905	$849
Accrued liabilities	1,174	2,029
Accrued liabilities – related parties	569	560
Income taxes payable	—	2,530
Deferred lot sale revenues	3,475	4,275
Deferred water sales revenues	13	570
Debt, current portion	10	10
Total current liabilities	6,146	10,823
Participating interests in export water supply	—	323
Debt, less current portion	3,942	3,950
Deferred tax liability, net	873	1,075
Lease obligations - operating leases, less current portion	6	62
Total liabilities	10,967	16,233
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,054,843 and 23,980,645 outstanding, respectively	80	80
Additional paid-in capital	174,709	174,150
Accumulated deficit	(57,591)	(61,234)
Total shareholders’ equity	117,198	112,996
Total liabilities and shareholders’ equity	$128,165	$129,229

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share information)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenues:
Metered water usage from:
Municipal customers	$145	$94	$349	$274
Commercial customers	2,145	549	2,596	2,686
Wastewater treatment fees	75	66	216	185
Water and wastewater tap fees	1,256	1,273	2,400	2,447
Lot sales	3,160	1,070	5,064	5,644
Project management fees	42	81	173	529
Single-family rentals	34	25	90	59
Special facility projects and other	22	29	321	299
Total revenues	6,879	3,187	11,209	12,123

Expenses:
Water service operations	576	560	1,457	1,419
Wastewater service operations	96	109	350	337
Land development construction costs	951	222	1,282	1,048
Project management costs	81	66	227	112
Single-family rental costs	24	9	53	16
Depletion and depreciation	407	349	1,246	1,055
Other	71	79	318	298
Total cost of revenues	2,206	1,394	4,933	4,285

General and administrative expenses	805	1,074	3,900	3,950
Depreciation	111	95	348	277
Operating (loss) income	3,757	624	2,028	3,611

Other income (expense):
Interest income - related party	331	305	841	1,196
Interest income - Investments	281	5	727	8
Oil and gas royalty income, net	44	123	227	330
Oil and gas lease income, net	18	47	56	143
Other, net	40	10	1,257	32
Interest expense, net	(52)	(31)	(149)	(52)
Income from operations before income taxes	4,419	1,083	4,987	5,268
Income tax expense	1,124	246	1,344	1,224
Net income	$3,295	$837	$3,643	$4,044

Earnings per common share - basic and diluted
Basic	$0.14	$0.03	$0.15	$0.17
Diluted	$0.14	$0.03	$0.15	$0.17
Weighted average common shares outstanding:
Basic	24,054,843	23,970,290	24,021,582	23,944,394
Diluted	24,166,344	24,124,586	24,131,621	24,183,500

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended May 31, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at February 28, 2023	432,513	$—	24,054,843	$80	$174,611	$(60,886)	$113,805
Share-based compensation	—	—	—	—	98	—	98
Net income	—	—	—	—	—	3,295	3,295
Balance at May 31, 2023	432,513	$—	24,054,843	$80	$174,709	$(57,591)	$117,198

	Three Months Ended May 31, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at February 28, 2022	432,513	$—	23,958,522	$80	$173,918	$(67,646)	$106,352
Stock option exercises	—	—	22,123	—	—	—	—
Share-based compensation	—	—	—	—	120	—	120
Net income	—	—	—	—	—	837	837
Balance at May 31, 2022	432,513	$—	23,980,645	$80	$174,038	$(66,809)	$107,309

	Nine Months Ended May 31, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2022	432,513	$—	23,980,645	$80	$174,150	$(61,234)	$112,996
Restricted stock grants	—	—	56,000	—	111	—	111
Stock granted for services	—	—	18,198	—	180	—	180
Share-based compensation	—	—	—	—	268	—	268
Net income	—	—	—	—	—	3,643	3,643
Balance at May 31, 2023	432,513	$—	24,054,843	$80	$174,709	$(57,591)	$117,198

	Nine Months Ended May 31, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2021	432,513	$—	23,916,633	$80	$173,513	$(70,853)	$102,740
Stock options exercised	—	—	52,012	—	34	—	34
Stock granted for services	—	—	12,000	—	159	—	159
Share-based compensation	—	—	—	—	332	—	332
Net income	—	—	—	—	—	4,044	4,044
Balance at May 31, 2022	432,513	$—	23,980,645	$80	$174,038	$(66,809)	$107,309

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	May 31, 2023	May 31, 2022
Cash flows from operating activities:
Net income	$3,643	$4,044
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and depletion	1,594	1,332
Other assets and liabilities	922	(57)
Share-based compensation expense	559	491
Prepaid expenses	75	(311)
Deferred income taxes	(202)	(187)
Trade accounts receivable	(246)	333
Land under development	(249)	(44)
Amortized discount on U.S. Treasury Bills	(256)	—
Net activity for notes receivable - related party, other	(277)	101
Deferred water sales revenue	(557)	(18)
Accounts payable and accrued liabilities	(788)	(2,136)
Deferred lot sale revenues	(800)	(1,106)
Taxes payable / receivable	(2,720)	(3,849)
Net activity on note receivable - related party, reimbursable public improvements	(3,668)	(10,526)
Net cash used by operating activities	(2,970)	(11,933)
Cash flows from investing activities:
Maturity of held-to-maturity investments in U.S. Treasury Bills	15,256	—
Purchase of property and equipment	(275)	—
Investments in future development phases at Sky Ranch	(937)	(2,417)
Investments in water and water systems	(1,374)	(1,235)
Construction costs of single-family rentals	(3,471)	(142)
Purchase of held-to-maturity investments in U.S. Treasury Bills	(15,000)	—
Net cash used by investing activities	(5,801)	(3,794)
Cash flows from financing activities:
Payments on notes payable	(8)	—
Payments to contingent liability holders	(111)	(1)
Proceeds from option exercises	—	34
Proceeds from notes payable	—	1,000
Net cash (used) provided by financing activities	(119)	1,033
Net change in cash, cash equivalents and restricted cash	(8,890)	(14,694)
Cash, cash equivalents and restricted cash – beginning of period	37,222	22,444
Cash, cash equivalents and restricted cash – end of period	$28,332	$7,750
Cash and cash equivalents	$26,000	$5,422
Restricted cash	2,332	2,328
Total cash, cash equivalents and restricted cash	$28,332	$7,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,265	$5,260
Cash paid for interest	$142	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$569	$445
Issuance of stock for compensation	$111	$—

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

MAY 31, 2023

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (Company or Pure Cycle) and include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and nine months ended May 31, 2023 and 2022. The August 31, 2022 balance sheet was derived from the Company’s audited consolidated financial statements.

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

The notes receivable – related party, reimbursable public improvements is due to the Company from the Sky Ranch CAB and reports the balances owed by the Sky Ranch CAB to Pure Cycle for public improvements paid for by Pure Cycle which are reimbursable from the Sky Ranch CAB, project management fees related to the Company’s management of the construction of the public improvements, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community (Sky Ranch). Pure Cycle has advanced funds to the Sky Ranch CAB for the cost of public improvements at Sky Ranch which are the ultimate responsibility of the Sky Ranch CAB.  During the second quarter of fiscal 2021, the Company determined that repayment of those improvements was probable, along with the project management fees and interest on those costs. Upon that determination, Pure Cycle began recording the reimbursable public improvements as a receivable from the Sky Ranch CAB (as opposed to the costs being expensed as land development construction costs) and began recognizing project management fee revenue and interest income on the entire note receivable from the Sky Ranch CAB. Prior to that date, payment was not deemed to be probable; therefore, Pure Cycle capitalized those costs as land under development and subsequently expensed the reimbursable public improvements and did not recognize any project management fees or interest income due to the uncertainty of collectability. During the three and nine months ended May 31, 2023, Pure Cycle spent $2.6 million and $5.4 million on public improvements which are payable by the Sky Ranch CAB to Pure Cycle. Since Pure Cycle believes the amounts are probable of collection, they have been added to the note receivable from the Sky Ranch CAB. Additionally, for the three and nine months ended May 31, 2023, project management fees of less than $0.1 million and $0.2 million and interest income on the outstanding note receivable of $0.3 million and $0.8 million were also added to the note receivable. During the three months ended May 31, 2023 and 2022, the Sky Ranch CAB paid Pure Cycle $0.5 million and $0.1 million pursuant to the note.

Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest. During the nine months ended May 31, 2023 and 2022, the Sky Ranch CAB paid Pure Cycle $0.5 million and $0.1 million pursuant to the note. After May 31, 2023, but prior to the issuance of this Form 10-Q, the Sky Ranch CAB paid Pure Cycle $0.4 million pursuant to the note.

During the three and nine months ended May 31, 2022, Pure Cycle spent $1.9 million and $8.8 million on public improvements which are payable by the Sky Ranch CAB to the Company and were added to the note receivable from the Sky Ranch CAB. Additionally, for the three and nine months ended May 31, 2022, project management fees owed to the Company of $0.1 million and $0.5 million, and interest income on the outstanding note receivable of $0.3 million and $1.2 million were also added to the note receivable.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Three Months Ended
	May 31, 2023	May 31, 2022
Beginning balance	$20,609	$32,963
Additions	2,996	2,457
Payments received	(487)	(100)
Ending balance	$23,118	$35,320

	Nine Months Ended
	May 31, 2023	May 31, 2022
Beginning balance	$17,208	$24,794
Additions	6,397	10,626
Payments received	(487)	(100)
Ending balance	$23,118	$35,320

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

NOTE 3 – REVENUES, FEES AND OTHER INCOME ITEMS

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

The following describes significant components of revenue for the three and nine months ended May 31, 2023 and 2022.

Water and wastewater tap fees – During the three months ended May 31, 2023 and 2022, the Company sold a total of 44 and 45 water taps generating $1.1 million and $1.1 million in tap fee revenues. During the three months ended May 31, 2023 and 2022, the Company sold a total of 43 and 45 wastewater taps generating $0.2 million and $0.2 million in tap fee revenues. During the nine months ended May 31, 2023 and 2022, the Company sold a total of 85 and 81 water taps generating $2.0 million and $2.0 million in tap fee revenues. During the nine months ended May 31, 2023 and 2022, the Company sold a total of 79 and 81 wastewater taps generating $0.4 million and $0.4 million in tap fee revenues. The water taps were all sold at Sky Ranch and Wild Pointe, and the wastewater taps were all sold at Sky Ranch.

Metered water and wastewater usage fees – The Company provides water and wastewater services to customers, for which the customers are charged monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (SFE) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure, and certain usage revenues are subject to roayalties as described in the 2022 Annual Report. The Company also sells raw water for industrial uses, mainly to oil and gas companies for use in the drilling processes.

Sale of finished lots – For the three months ended May 31, 2023 and 2022, the Company recognized $3.2 million and $1.0 million of lot sale revenue, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch master planned community. For the nine months ended May 31, 2023 and 2022, the Company recognized $5.1 million and $5.6 million of lot sale revenue, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch master planned community. As of May 31, 2023, the first development phase (509 lots) is complete and the second development phase (850 lots) is being developed in four subphases, referred to as Phase 2A (229 lots), Phase 2B (211 lots), Phase 2C (204 lots) and Phase 2D (206 lots). As of May 31, 2023, Phase 2A is approximately 90% complete and Phase 2B is approximately 21% complete. Phase 2A should be substantially complete by the end of Pure Cycle’s fiscal 2023, and Phase 2B is expected to be complete by the end of Pure Cycle’s fiscal 2024.

Project management services – During each of the three-month periods ended May 31, 2023 and 2022, the Company recognized less than $0.1 million of project management revenue from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project. During the nine months ended May 31, 2023 and 2022, the Company recognized $0.2 million and $0.5 million of project management revenue from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project.

Single-family rental revenue

In November 2021, Pure Cycle began renting single-family homes on lots it retained at Sky Ranch. Pure Cycle began recognizing lease income related to these rental units in November 2021. Pure Cycle generally rents its single-family properties under non-cancelable lease agreements with a term of one year.  As of May 31, 2023, Pure Cycle has four single-family detached homes rented under separate lease agreements. For all periods presented in this Form 10-Q, the Company reported less than $0.1 million of rental property revenues.

Pure Cycle has begun construction on 10 additional rental homes in Phase 2A, five of which were rented after May 31, 2023, but before the issuance of this Form 10-Q, and the remainder of which the Company believes will be available for rent before August 31, 2023. As of May 31, 2023, the Company had reserved 55 lots in Phases 2B, 2C and 2D of Sky Ranch for future rental units. When combined with the four units already built and rented and the 10 currently under construction, these additions will bring the total single-family rentals to 69. The Company expects to take three to five years to build and rent all these units. Based on these projections the Company believes this could become a reportable operating segment in the future once its operations become material.

Special facility projects and other revenue

Pure Cycle receives fees from customers including municipalities and area water providers for contract operations services. These fees are recognized as earned, typically monthly, plus charges for additional work performed. Additionally, the Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance services. The revenue for both types of services are invoiced and recognized as special facility projects revenue.  For each of the three-month periods ended May 31, 2023 and 2022, the Company recognized less than $0.1 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party. For each of the nine-month periods ended May 31, 2023 and 2022, the Company recognized $0.3 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party.

Undeveloped land sale and cash-in-lieu to school district

During the nine months ended May 31, 2022, Pure Cycle entered various agreements to sell 32 acres of undeveloped land in Sky Ranch for $1.6 million to a charter school operator for the purpose of constructing and operating a charter school. Pursuant to Arapahoe County land development regulations (the county where Sky Ranch is located), all land developments must dedicate land or make a cash-in-lieu payment to the school district in which the development is located. The amount to be paid is calculated pursuant to the County’s standards. Simultaneously with the sale of land to the charter school operator, the Company paid the Bennett School District $1.6 million as a cash-in-lieu payment, which is the calculated amount of the Sky Ranch cash-in-lieu requirement to the school district. The land sale agreements include requirements for the Company to construct, or have constructed, certain improvements leading to the school site such as roads, sidewalks, and landscaping, all of which were already planned to be constructed as part of the overall master development of Sky Ranch. The Company determined the transaction was consummated in February 2022, when all pre-closing conditions were satisfied and proceeds were received by all parties. The cash-in-lieu payment and land sale were accounted for in other income, net.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Three Months Ended May 31, 2023
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at February 28, 2023	$533	$3,473	$4,006
Revenue recognized	(520)	(3,160)	(3,680)
Revenue deferred	-	3,162	3,162
Balance at May 31, 2023	$13	$3,475	$3,488

	Three Months Ended May 31, 2022
	Water and Wastewater Resource Development	Land Development	Total
Balance at February 28, 2022	$439	$1,203	$1,642
Revenue recognized	(49)	(314)	(363)
Revenue deferred	2	-	2
Balance at May 31, 2022	$392	$889	$1,281

	Nine Months Ended May 31, 2023
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2022	$570	$4,275	$4,845
Revenue recognized	(557)	(5,057)	(5,614)
Revenue deferred	-	4,257	4,257
Balance at May 31, 2023	$13	$3,475	$3,488

	Nine Months Ended May 31, 2022
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2021	$410	$1,995	$2,405
Revenue recognized	(390)	(4,889)	(5,279)
Revenue deferred	372	3,783	4,155
Balance at May 31, 2022	$392	$889	$1,281

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

The carrying value for certain of the Company’s financial instruments (i.e., cash and cash equivalents, restricted cash, accounts receivable, notes receivable from related parties, accounts payable, accrued liabilities, the SFR Note and the Lost Creek Note, each as defined in Note 6 below) materially approximate their fair value because of their short-term nature and generally negligible credit losses.

As of May 31, 2023 and August 31, 2022, the Company had no assets or liabilities measured at fair value on a recurring basis. As of August 31, 2022, the Company had one Level 3 liability, which was the contingent portion of the CAA.

There were no transfers between Level 1, 2 or 3 categories during the three and nine months ended May 31, 2023 or 2022.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the 2022 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	May 31, 2023		August 31, 2022
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$20,001	$(2,631)	$19,881	$(2,099)
Rangeview water supply	15,039	(18)	14,809	(17)
Water supply – Other	7,612	(1,983)	7,612	(1,739)
Sky Ranch water rights and other costs	7,764	(1,440)	7,764	(1,280)
Sky Ranch pipeline	5,740	(1,128)	5,740	(984)
Lost Creek water supply	7,327	—	7,041	—
Fairgrounds water and water system	2,900	(1,481)	2,900	(1,415)
Wild Pointe service rights	1,632	(1,188)	1,632	(1,082)
Totals	68,015	(9,869)	67,379	(8,616)
Net investments in water and water systems	$58,146		$58,763

During the nine months ended May 31, 2023, the Company acquired one alluvial well and three deep water wells in the Lost Creek Designated Groundwater Basin for $0.3 million.

Construction in Progress

The construction in progress account represents costs incurred on various construction projects currently underway that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of costs incurred related to the construction of 10 homes to be used in Pure Cycle’s single-family rental business and water facilities being constructed, which Pure Cycle anticipates will be placed in service during the next 12 months. During the three and nine months ended May 31,

2023, the Company incurred $1.7 million and $4.5 million of costs related to construction of single-family rental units and water and wastewater construction projects. During the three and nine months ended May 31, 2023, the Company capitalized $0.1 million and $0.7 million of costs as projects were completed and placed into service.

Single-Family Rental Homes

During the nine months ended May 31, 2022, the Company completed construction of the first three units being utilized in its single-family rental business. The costs of the units are capitalized and when applicable are depreciated over periods not exceeding thirty-years, which is dependent on the asset type. All three units were placed in service and leased effective November 1, 2021.

During the year ended August 31, 2022, the Company contracted for the construction of 11 additional rental homes to be used in the rental business. The Company began construction on one single-family detached unit in March 2022 which was completed in December 2022 and rented effective December 15, 2022. For the remaining 10 units, comprised of single-family detached houses and paired homes, construction began in the summer of 2022 with estimated completion dates in the fourth quarter of fiscal 2023. During the three and nine months ended May 31, 2023, the Company incurred $1.2 million and $3.2 million related to the construction of these 11 units. Costs for the 10 units still under construction are included in the construction in progress account as of May 31, 2023.

At May 31, 2023, the Company has reserved a total of 65 lots in Phase 2 of Sky Ranch (10 of which are in Phase 2A and under construction as of May 31, 2023) to build additional rental units.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of May 31, 2023, the outstanding principal and deferred financing costs of the Company’s loans are as follows:

(In thousands)	May 31, 2023
Single-Family Rental Home Note Payable	$987
Lost Creek Note Payable	3,000
Total outstanding principal	3,987
Deferred financing costs	(35)
Less current maturities, net of current deferred financing costs	(10)
Debt, less current portion	$3,942

As of May 31, 2023, the scheduled maturities (i.e. principal payments) of the Company’s loans are as follows:

(In thousands)	Scheduled principal payments
Within 1 year	$14
Year 2	14
Year 3	352
Year 4	1,329
Year 5	283
Thereafter	1,995
Total principal payments	$3,987

Single-Family Rental Home Note Payable

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note has the following terms:

●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5%, which has a floor of 3.75% and a ceiling of 4.25% (4.25% as of May 31, 2023). In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments from January 1, 2022 through June 1, 2022
●	Fifty-three principal and interest payments each month which began July 1, 2022 in the amount of $4,600 each

●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements (which the Company satisfied as of August 31, 2022), calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

The Company is working on potential financing for the rental units currently under construction. As of May 31, 2023, these loans have not been finalized.

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

Working Capital Line of Credit

On January 31, 2022, the Company entered a Business Loan Agreement (Working Capital LOC) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate plus 0.5% (9.25% as of May 31, 2023), which has a floor of 3.75%. In the event of default, the interest rate on the Working Capital LOC would be increased by an additional 2.0%. As of May 31, 2023, the Company has not drawn on the Working Capital LOC.

Letters of Credit

At May 31, 2023, the Company has five Irrevocable Letters of Credit (LOCs) outstanding. The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch. The Company has the full intent and ability to perform on the contracts, after which, the LOC’s will expire at various dates from December 2023 through July 2024. As of May 31, 2023, the LOCs totaled $2.4 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank, renew annually at various dates and have a 1% annual fee.

Participating Interest in Export Water

Refer to Note 6 in the 2022 Annual Report for additional details regarding the “CAA.” The CAA, which was used to acquire the Company’s Rangeview Water Supply, included contractual payments when the Company sells “Export Water.” To reduce the long-term impacts of the CAA, in the past the Company has acquired portions of the obligation from the third-party holders. During the nine months ended May 31, 2023, the Company acquired the remaining $0.9 million of total CAA interests (of which $0.3 million was reflected on the Company’s balance sheet and the remaining was deemed contingent and not reflected on the balance sheet) for $0.1 million in cash. The Company recorded a gain of $0.2 million on the acquisition which is included in other income.

NOTE 7 – EMPLOYEE STOCK PLANS

The Company reserved 1.6 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2014 Equity Incentive Plan (2014 Equity Plan). As of May 31, 2023 and August 31, 2022, there were 838,755 shares and 912,953 shares available for grant under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted options and stock awards to eligible participants under its 2004 Incentive Plan (2004 Incentive Plan), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the periods noted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2022	712,500	$8.75	5.7	$1,489
Granted	—	$—
Exercised	—	$—
Forfeited / Expired	—	$—
Outstanding at May 31, 2023	712,500	$8.75	5.0	$1,226
Options exercisable at May 31, 2023	581,500	$8.17	4.4	$1,182

Outstanding at August 31, 2021	714,500	$7.80	6.1	$5,107
Granted	105,000	$13.37
Net settlement exercised	(103,667)	$6.87
Forfeited / Expired	(3,333)	$10.45
Outstanding at May 31, 2022	712,500	$8.75	6.3	$2,032

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

There were no options exercised during the three and nine months ended May 31, 2023.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2022	232,998	$4.47
Granted	—	$—
Vested	(101,998)	$4.40
Forfeited	—	$—
Non-vested options outstanding at May 31, 2023	131,000	$4.54

Non-vested options outstanding at August 31, 2021	218,333	$4.04
Granted	105,000	$5.16
Vested	(87,002)	$4.21
Forfeited	(3,333)	$4.21
Non-vested options outstanding at May 31, 2022	232,998	$4.47

All non-vested options are expected to vest.

On January 11, 2023, the Company’s six non-employee Board members were each granted 3,033 shares of unrestricted stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company's common stock on the date of grant of $9.89. There is no vesting requirement for the unrestricted stock grants and the Company recognized the full expense of $0.2 million during the nine months ended May 31, 2023. Additionally, on January 11, 2023, the Company’s board awarded an executive officer 50,000 shares of restricted stock. The shares vested 20% at the grant date, and 20% of the shares will vest on each anniversary of the grant date over four years. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.

On September 14, 2022, the Company issued certain employees 6,000 shares of restricted stock. These shares vested 20% at the September 14, 2022 grant date, and 20% vest each anniversary of the grant date for four years. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.

On January 12, 2022, the Company’s six non-employee Board members were each granted 2,000 shares of unrestricted stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company's common stock on the date of grant of $13.23. There is no vesting requirement for the unrestricted stock grants and the Company recognized the full expense of $0.2 million during the nine months ended May 31, 2022.

For the three and nine months ended May 31, 2023, the Company recognized $0.1 million and $0.6 million of stock-based compensation expense. For the three and nine months ended May 31, 2022, the Company recognized $0.1 million and $0.5 million of stock-based compensation expense. At May 31, 2023, the Company had unrecognized compensation expenses totaling $0.5 million relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Rangeview Metropolitan District

The Rangeview Metropolitan District (Rangeview District) and the Company’s agreements with the Rangeview District are described in greater detail in Note 15 to the 2022 Annual Report.

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.25 million, which is unsecured, and bears interest based on the prevailing prime rate plus 2% (10.0% at May 31, 2023). The maturity date of the loan is December 31, 2023, at which time it automatically renews through December 31, 2024. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. The May 31, 2023, balance in notes receivable - related parties, other totaled $1.4 million, which included borrowings of $1.3 million and accrued interest of $0.1 million. As of August 31, 2022, the principal and interest on both loan agreements totaled $1.1 million, which included $1.1 million of borrowings and less than $0.1 million of accrued interest. During the three and nine months ended May 31, 2023 and 2022, the Company did not receive any interest or principal payments from the Rangeview District.

Additionally, the Company provides funding to the Rangeview District for the Rangeview District’s participation in the “Wise Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in the 2022 Annual Report. During the three months ended May 31, 2023 and 2022, the Company, through the Rangeview District, received metered water deliveries of 87 acre-feet and 62 acre-feet of WISE water, paying $0.2 million and $0.1 million for this water. During the nine months ended May 31, 2023 and 2022, the Company, through the Rangeview District, received metered water deliveries of 199 acre-feet and 312 acre-feet of WISE water, paying $0.4 million and $0.6 million for this water. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2022, WISE water was approximately $6.13 per thousand gallons and such rate remained in effect through calendar 2022. As of January 1, 2023, WISE water was approximately $6.48 per thousand gallons and such rate will remain in effect through calendar 2023.

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

As of May 31, 2023, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $23.1 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third-party. The Company anticipates providing additional funding of approximately $4.3 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2023 related to Phase 2A and Phase 2B of the Sky Ranch development.

In fiscal 2022, through a competitive bidding process, the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2A of the Sky Ranch Master Planned Community. The contracted bid price is $0.4 million, which is being recognized as revenue as the construction of the fence progresses. During the three and nine months ended May 31, 2023, the Company recognized less than $0.1 million and $0.1 million of revenue related to this contract.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson), a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch. During the nine months ended May 31, 2023 and 2022, the Sky Ranch CAB paid Nelson $1.1 million and $8.1 million related to this contract. Nelson is majority owned by the chair of the Company’s board of directors.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The table below presents the percentage of total revenue for the reported customers for the nine months ended May 31, 2023 and 2022. For water and wastewater customers, the Company provides services on behalf of the Rangeview District for which the significant end users include all Sky Ranch homes in the aggregate combined with the Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fee revenues.

	Nine Months Ended
% of Total Revenue Generated From:	May 31, 2023	May 31, 2022
Two and one oil & gas operators	20%	17%
Challenger	17%	22%
Lennar	17%	19%
KB Home	12%	11%
Sky Ranch homes and Sky Ranch CAB in the aggregate	6%	4%
Richmond	-%	11%

As of May 31, 2023, 89% of the reported trade accounts receivable balance is owed to Pure Cycle by the Rangeview District for tap fees, water usage and wastewater treatment fees. The entire amount owed by the Rangeview District was remitted to the Company after May 31, 2023. Richmond only built homes in Phase 1 of Sky Ranch, which is fully built out.

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	May 31, 2023	August 31, 2022
Accrued compensation	$670	$1,325
Other operating payables	158	308
Property taxes	120	164
Operating lease obligation, current	78	76
Professional fees	37	115
WISE water	81	32
Rental deposits	30	9
Total accrued liabilities	$1,174	$2,029

Land development costs due to the Sky Ranch CAB	$569	$536
Due to Rangeview Metropolitan District	—	24
Total accrued liabilities - related parties	$569	$560

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

The water and wastewater resource development segment includes providing water and wastewater services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing, operating, and maintaining infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all activities necessary to develop and sell finished lots, which for the three and nine months ended May 31, 2023 and 2022, was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under the non-cancellable annual leases.

The tables below present the measure of profit and assets used to assess the performance of the two required segments and the single-family rentals that the Company believes will become a segment for the periods presented:

	Three Months Ended May 31, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$3,643	$3,202	$34	$6,879

Cost of revenue	743	1,032	24	1,799
Depreciation and depletion	407	—	—	407
Total cost of revenue	1,150	1,032	24	2,206

Segment profit	$2,493	$2,170	$10	$4,673

	Three Months Ended May 31, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$2,011	$1,151	$25	$3,187

Cost of revenue	748	288	9	1,045
Depreciation and depletion	349	—	—	349
Total cost of revenue	1,097	288	9	1,394

Segment profit	$914	$863	$16	$1,793

	Nine Months Ended May 31, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$5,882	$5,237	$90	$11,209

Cost of revenue	2,125	1,509	53	3,687
Depreciation and depletion	1,246	—	—	1,246
Total cost of revenue	3,371	1,509	53	4,933

Segment (loss) profit	$2,511	$3,728	$37	$6,276

	Nine Months Ended May 31, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$5,891	$6,173	$59	$12,123

Cost of revenue	2,054	1,160	16	3,230
Depreciation and depletion	1,055	—	—	1,055
Total cost of revenue	3,109	1,160	16	4,285

Segment profit	$2,782	$5,013	$43	$7,838

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

(In thousands)	May 31, 2023	August 31, 2022
Water and wastewater resource development	$63,936	$63,064
Land development	29,352	25,522
Single-family rental	4,856	1,715
Corporate	30,021	38,928
Total assets	$128,165	$129,229

NOTE 12 – EARNINGS PER SHARE

Earnings per share (EPS) is calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended May 31, 2023 and 2022, the Company excluded 600,999 options and 558,204 options because their impact was anti-dilutive. For the nine months ended May 31, 2023 and 2022, the Company excluded 602,461 options and 473,394 options because their impact was anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share amounts)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income	$3,295	$837	$3,643	$4,044

Basic weighted average common shares	24,054,843	23,970,290	24,021,582	23,944,394
Effect of dilutive securities	111,501	154,296	110,039	239,106
Weighted average shares applicable to diluted earnings per share	24,166,344	24,124,586	24,131,621	24,183,500

Earnings per share - basic	$0.14	$0.03	$0.15	$0.17
Earnings per share - diluted	$0.14	$0.03	$0.15	$0.17

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of May 31, 2023, the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year considering any items requiring discrete recognition. Income tax information for the three and nine months ended May 31, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Effective income tax rate	25.4%	22.7%	27.0%	23.2%
Income tax expense:
Current	$1,420	$227	$1,546	$1,411
Deferred	(296)	19	(202)	(187)
Total	$1,124	$246	$1,344	$1,224
Income taxes paid:
Federal	$—	$—	$3,471	$4,360
State	—	—	794	900
Total	$—	$—	$4,265	$5,260

The effective income tax rate for the three and nine months ended May 31, 2023, was impacted by adjustments related to reconciling items between the Company’s books and tax returns.

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

We are a diversified water and land resource development company. At our core, we are a wholesale water and wastewater service provider, and we develop land we own into master planned communities. Our newest business is the development of single-family homes held for rental purposes within our master planned communities. Both the land development and single-family home rental lines of business generate customers and usage fees for our water and wastewater resource development business.

Recent Developments and Economic Conditions

The housing market experienced tremendous growth for several years through 2022. In the third quarter of calendar 2022, the housing market experienced increased challenges, which have continued through the date of this filing and shows signs of continuing throughout 2023. These challenges were caused by multiple factors including rising mortgage interest rates; the war in Ukraine, which has impacted supplies of energy, food, fertilizer, and fuel; increasing inflation; inflation; disruptions in supply chains, distribution networks and consumer behavior; and the recent collapse of three large banks, which will certainly impact the availability of lending and deposit rates. The U.S. Federal Reserve Board (Federal Reserve) remains aggressive in its actions to combat inflation, which has resulted in mortgage rates continuing to rise, which have hit their highest levels in over 15 years, further challenging the housing market.

Despite this, we believe several long-term land development and housing market fundamental factors remain positive. For example, available lots and housing supply-demand remain imbalanced due to a decade-plus of underproduction of new homes in relation to population growth and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these and other factors, our future performance and strategies will depend significantly on the housing market which is impacted by the factors noted in the paragraph above. Like many other businesses, our contractors have experienced delays in receiving materials and parts, rising costs, and labor shortages. However, we have adjusted our purchases and operations in ways that we believe will reduce the impact these factors have on our construction and other activities. Specifically, we delayed the start of construction on Phase 2B to avoid incurring development costs when market demand declined and to give our home builder partners additional time to absorb lots from Phase 2A. We believe our reasonably priced lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate the changing market better than other surrounding and significantly higher priced communities. We continue to work closely with our home builder partners to provide affordable lots for entry level homes and to deliver those lots incrementally to minimize inventories for both the Company’s construction of lots and our home builders’ ownership of finished lots.

The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during calendar 2022 and so far in 2023 to moderate persistent U.S. inflation, and the further actions it has stated it intends to take, are expected to be an ongoing headwind for the housing market throughout 2023 as they have elevated mortgage loan interest rates and created macroeconomic uncertainty and volatility across financial markets. In addition, consumer demand for our homes and our ability to grow our scale, revenues, and returns in fiscal 2023 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. and Colorado markets. We continue to work proactively to mitigate these impacts working with our home builder partners on timing of investment and delivery of lots; however, the potential extent and effect of these factors on our business is uncertain, unpredictable, and outside our control, and our past performance should not be considered indicative of our future results.

Additionally, in early calendar 2023, Silicon Valley Bank, Signature Bank, and First Republic Bank were taken over by the FDIC or a larger bank, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States. We do not hold our cash at any of these banks, and the banks we use are well capitalized and FDIC insured. If the banks and financial institutions at which we hold our cash enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened, and such events could have a material adverse effect on our business and financial condition.

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

Water and Wastewater

Water resources throughout the western U.S., and particularly in Colorado, are a scarce and valuable resource. Our owned and/or controlled portfolio of nearly 30,000 acre-feet of water is comprised of groundwater, designated basin groundwater, and surface water supplies. Our other significant water assets include 26,000 acre-feet of adjudicated reservoir sites, two wastewater reclamation facilities, water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and roughly 50 miles of water distribution and wastewater collection lines. Our water supplies and wholesale facilities are primarily located in southeast Denver, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater. We believe this provides us with a unique competitive advantage in offering these services.

We provide wholesale water and wastewater service to local governments for both residential and commercial customers. The local governments we serve include the Rangeview Metropolitan District (Rangeview District), Arapahoe County, the Sky Ranch Community Authority Board and related metropolitan districts (Sky Ranch CAB), and the Elbert and Highway 86 Commercial Metropolitan District (Elbert 86 District). Our mission is to provide sustainable, reliable, high-quality water to our customers and collect, treat, and reuse wastewater using advance water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we proactively manage our valuable water rights in the water-scarce Denver, Colorado region which dramatically reduces the environmental impact of our water resource operations. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities. We also design, permit, construct, operate, and maintain retail distribution and collection systems that we own or exclusively operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

Revenues for our water operations are dependent on us growing the number of customers we serve. If we are unable to add customers to our systems and sell taps to builders, our revenues could be negatively impacted. We currently are the developer of the Sky Ranch Master Planned Community, which is the main driver of our tap sales. Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping parks irrigated. Additionally, prolonged periods of dry weather could lead to drought restrictions and limited water availability. Despite our substantial water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact metered usage revenues. We have addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.

Land Development

Our Land Development segment is primarily focused on developing the Sky Ranch Master Planned Community located along the booming I-70 corridor. We develop and primarily sell residential, commercial, retail, and light industrial lots. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, and schools. Additionally, Sky Ranch is zoned to include over two million square feet of retail, commercial, and light industrial space, which is the equivalent of approximately 1,800 residential units, meaning the Sky Ranch community at build-out will include a total of roughly 5,000 residential and equivalent units. Our land development activities include the design, permitting, and construction of all the horizontal infrastructure, including, storm water, drainage, roads, curbs, sidewalks, parks, open space, trails, and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots. Additionally, pursuant to certain agreements with the Sky Ranch CAB and its related metropolitan districts, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., the costs of which are reimbursed to us by the Sky Ranch CAB through funds generated from property taxes, fees or the issuance of municipal bonds.

Our land development activities provide a strategic complement to our water and wastewater activities because a significant component of any master planned community is providing high quality domestic water, irrigation water, and wastewater to the community. Having control over land and the water and wastewater services enables us to build infrastructure for potable water and irrigation distribution, wastewater and storm water collection, roads, parks, open spaces, and other investments efficiently and to manage delivery of these investments to match take-down commitments from our home builder customers without significant excess capacity in any of these investments.

We have been developing the Sky Ranch community since 2017, which we are developing in phases. We believe it will take approximately eight to ten more years to fully develop Sky Ranch. In 2017, we began the initial development phase of Sky Ranch when we entered separate contracts with Richmond American Homes, Taylor Morrison, and KB Home, pursuant to which we sold a total of 505 single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities). As of May 31, 2023, Phase 1 of the Sky Ranch development is complete, and all revenue and costs have been recognized.

During our fiscal 2021, we began construction on the second development phase at Sky Ranch. For this phase, we entered separate contracts with KB Home, Lennar Colorado, Melody (a DR Horton Company) and Challenger Homes to sell 804 single-family attached and detached residential lots at Sky Ranch, and we retained 65 lots (through such contracts and subsequent amendments) for use in our single-family home rental business. The second development phase is approximately 250 acres and is being completed in four sub-phases (referred to as Phase 2A, 2B, 2C and 2D). Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 40% increase in our average lot prices. For example, we increased our sales price for a 50’ foot lot from $75,000 to $108,000 and added an escalation clause that increases the prices depending on timing of payments. The timing of cash flows includes certain milestone deliveries such as the completion of governmental approvals for final plats, installation of wet utilities, and final completion of lot deliveries.

In February 2021, we began construction activities in Phase 2A at Sky Ranch, which has 229 residential lots, 10 of which we have retained for use in our single-family rental business. As of May 31, 2023, we have received plats and substantially completed wet and dry utilities, roads, and sidewalks for Phase 2A and are actively working on landscaping and fencing for the neighborhood. Contracts with three of the four homebuilders include milestone payments as construction progresses, with the fourth homebuilder contract having one payment due at delivery of the finished lot (i.e. the transfer of the title). As of May 31, 2023, Phase 2A of the Sky Ranch development is approximately 90% complete, and we have received all $18.4 million of payments related to the sale of the 219 lots in Phase 2A.

In March 2023, we began construction activities in Phase 2B at Sky Ranch, which is platted for 211 residential lots, 17 of which we have retained for use in our single-family rental business. Contracts with three of the four homebuilders in Phase 2B include milestone payments as construction progresses, with the fourth homebuilder having one payment due at the transfer of title of the finished lots. As of May 31, 2023, Phase 2B of the Sky Ranch development is approximately 21% complete. During the three months ended May 31, 2023, we received $4.2 million which consists of the first milestone payments from the three builders with milestone payment contracts.

We expect the remaining milestone payments and the finished lot payment for Phase 2B, which total $13.0 million,  to be received over the twelve months.

We recognize revenue earned under these contracts over time using the percentage of completion method which aligns the recognition of revenue with the requisite progress made on construction activities. During the three months ended May 31, 2023 and 2022, due to the construction progress in Phase 2A and 2B, we recognized $3.2 million and $1.0 million of lot sale revenue related to construction at Sky Ranch. During the nine months ended May 31, 2023 and 2022, due to the construction progress in Phase 2A and 2B, we recognized $5.1 million and $5.6 million of lot sale revenue related to construction at Sky Ranch. Due to construction progress, we have recognized a total of $16.6 million of lot sales revenue since construction began on Phase 2A and $2.6 million of lot sale revenue since construction began on Phase 2B. We expect to recognize the majority of the remaining $1.8 million of revenue for Phase 2A before the end of our fiscal 2023, and the remaining $14.5 million of revenue for Phase 2B over the next twelve months.

Payments for lot sales and the related revenue for Phases 2C and 2D will occur as construction of those phases occurs. We believe it will take approximately three more years to complete construction and sell the finished lots in all four subphases depending on the market conditions and permitting process.

In addition to the lot sales described above, from the start of development at Sky Ranch through May 31, 2023, we have received $20.7 million of water and wastewater tap fees from the homebuilders, which is for all 509 taps sold in Phase 1 (with four being allocated to our single-family rentals) and 196 of 219 taps sold in Phase 2A (with 10 being allocated to our single-family rentals). The timing of tap sales is dependent on when homebuilders request building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types including duplexes and townhomes. For Phase 2 in total, we estimate water and wastewater tap fees will exceed $20.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During Phase 1 of Sky Ranch, we retained ownership of four residential lots for use in this business. As of May 31, 2023, we have finished building four single-family homes on these lots which we own, maintain, and have leased to qualified renters under one-year lease terms. We have expanded our single-family rentals in our second development phase of Sky Ranch by building homes on lots we did not sell to our home builder partners, which we will rent out once completed. As of May 31, 2023, we reserved a total of 65 lots in Phase 2, 10 of which are in Phase 2A and are under construction as of May 31, 2023. Five of the units in Phase 2A were completed and rented after May 31, 2023, and we expect the remaining five to be ready for rental around August 31, 2023. Additionally, we have reserved 17 lots in Phase 2B, which we anticipate starting construction in our fiscal 2024.

We capitalize the costs of the homes and when applicable depreciate the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

Results of Operations

Executive Summary

For the three months ended May 31, 2023, we generated net income of $3.3 million compared to $0.8 million for the comparable period in fiscal 2022. The increase was primarily driven by increased lot sale revenue being recognized using the percentage of completion method, which is based on progress of construction and significant water sales to oil and gas operators for drilling purposes. Despite increased challenges on the housing market, our land development activities showed an increase in growth over last year as we began construction on Phase 2B at Sky Ranch, which we believe is due to our entry level pricing and affordable lot costs.

For the nine months ended May 31, 2023, we generated net income of $3.6 million compared to $4.0 million for the comparable period in fiscal 2022. These are relatively comparable for each of the periods presented, with our lot sales, tap sales, and commercial water usage revenues being the significant drivers of net income.

The tables below present our consolidated results of operations for the three and nine months ended May 31, 2023 and 2022.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	May 31, 2023	May 31, 2022	$ Change	% Change
Water and wastewater resource development revenue	$3,643	$2,011	$1,632	81%
Land development revenue:
Lot sales	3,160	1,070	2,090	195%
Project management fees	42	81	(39)	(48)%
Single-family rental	34	25	9	36%
Total revenue	6,879	3,187	3,692	116%

Water and wastewater development cost of revenue	1,150	1,097	53	5%
Land development cost of revenue	1,032	288	744	258%
Single-family rental cost of revenue	24	9	15	167%
Total cost of revenue	2,206	1,394	812	58%

General and administrative expense and depreciation	916	1,169	(253)	(22)%
Operating income	3,757	624	3,133	502%
Other income, net	662	459	203	44%
Income taxes	(1,124)	(246)	878	357%
Net income	$3,295	$837	$2,458	294%

Basic EPS	$0.14	$0.03	$0.11	367%
Diluted EPS	$0.14	$0.03	$0.11	367%

Water delivered (thousands of gallons)	183,557	59,826	123,731	207%
Water taps sold	44	45	(1)	(2)%
Wastewater taps sold	43	45	(2)	(4)%

	Nine Months Ended
(In thousands, except for water deliveries and taps sold)	May 31, 2023	May 31, 2022	$ Change	% Change
Water and wastewater resource revenue	$5,882	$5,891	$(9)	(0)%
Land development revenue
Lot sales	5,064	5,644	(580)	(10)%
Project management fees	173	529	(356)	(67)%
Single-family rental	90	59	31	153%
Total revenue	11,209	12,123	(914)	(8)%

Water and wastewater resource cost of revenue	3,371	3,109	262	8%
Land development cost of revenue	1,509	1,160	349	30%
Single-family rental cost of revenue	53	16	37	331%
Total cost of revenue	4,933	4,285	648	15%

General and administrative expense and depreciation	4,248	4,227	21	0%
Operating income	2,028	3,611	(1,583)	(44)%
Other income, net	2,959	1,657	1,302	79%
Income tax expense	(1,344)	(1,224)	120	10%
Net income	$3,643	$4,044	$(401)	(10)%

Basic EPS	$0.15	$0.17	$(0.02)	(12)%
Diluted EPS	$0.15	$0.17	$(0.02)	(12)%

Water delivered (thousands of gallons)	262,553	274,978	(12,425)	(5)%
Water taps sold	85	81	4	5%
Wastewater taps sold	79	81	(2)	(2)%

Three Months Ended May 31, 2023 Results Compared to 2022

For the three months ended May 31, 2023, total revenue increased as compared to 2022, primarily due to increased lot sale revenue due to Phase 2A having more activity in 2023 and Phase 2B starting, resulting in more revenue being recognized, and a nearly 300% increase in water sales to oil and gas operators. Our water and wastewater tap sales remained consistent period over period, which is indicative of the strong and steady home sales at Sky Ranch. Lot sales are recognized using the percentage of completion method and due to increased construction activity in 2023 despite the increased challenges on the housing market and severe weather in our market, construction activities increased to provide additional lots to builders. We had a significant increase in oil and gas drilling operations in our service area resulting in a substantial increase in commercial water sales.

For the three months ended May 31, 2023, total costs of revenue increased as compared to 2022, primarily due to higher costs in the land development segment as we continued developing Phases 2A and 2B of Sky Ranch, and higher costs related to the delivery of water to oil and gas operators. Costs of revenue for the water segment did not increase the same percentage as revenue, as the water sold to oil and gas operators is lower cost water resulting in higher profits than traditional domestic usage.

For the three months ended May 31, 2023, general and administrative expenses decreased as compared to 2022 due mainly to the receipt of $0.5 million of employee retention credits resulting from our retaining or increasing headcount throughout the COVID-19 pandemic.

For the three months ended May 31, 2023, water deliveries increased as compared to 2022 primarily due to increased water sales to oil and gas operators.

Nine Months Ended May 31, 2023 Results Compared to 2022

For the nine months ended May 31, 2023, total revenue decreased as compared to 2022, primarily due to less recognized lot sale revenue as earlier in our fiscal 2023 we slowed the construction activity in Phase 2A and delayed Phase 2B to align our lot delivery schedule with the builders anticipated needs for delivering finished homes. This construction pace increased in the later part of the nine months as evidenced by the increased lot sales in our third quarter as described above. With the increased commercial water sales in Q3, our water and wastewater sales for the nine months ended May 31, 2023 and 2022 are comparable.

For the nine months ended May 31, 2023, total costs of revenue increased as compared to 2022, primarily due to higher costs in the land development segment as we continued developing Phases 2A and started Phase 2B of Sky Ranch, and increased costs related to the delivery of water to oil and gas operators. Costs of revenue for the water segment did not increase the same percentage as revenue, as the water sold to oil and gas operators is lower cost water resulting in higher profits than traditional domestic usage.

For the nine months ended May 31, 2023, general and administrative expenses were consistent with 2022. We received $0.7 million of employee retention credits during the nine months ended May 31, 2023, which were offset by payroll and related increases due to increased headcount attributable to our growing operations requiring more employees, higher depreciation charges as we continue to invest in long-term assets for use in all our business segments, and continued increases in general operating expenses such as insurance and professional fees.

For the nine months ended May 31, 2023, other income, net increased due to interest income recorded on the note receivable from the Sky Ranch CAB related to reimbursable public improvements and the receipt of $0.9 million for right-of-way and surface use agreements with oil and gas operators related to oil and gas drilling activities.

For the nine months ended May 31, 2023, water deliveries remained consistent with 2022.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
(In thousands, except for water deliveries)	May 31, 2023	May 31, 2022	$ Change	% Change
Metered water usage from:
Municipal water usage	$145	$94	$51	54%
Commercial water usage	2,145	549	1,596	291%
Wastewater treatment fees	75	66	9	14%
Water and wastewater tap fees	1,256	1,273	(17)	(1)%
Other revenue	22	29	(7)	(24)%
Total segment revenue	3,643	2,011	1,632	81%

Water service costs	576	560	16	3%
Wastewater service costs	96	109	(13)	(12)%
Depreciation	407	349	58	17%
Other	71	79	(8)	(10)%
Total expenses	1,150	1,097	53	5%
Segment operating income	$2,493	$914	$1,579	173%

Water deliveries (thousands of gallons)
On Site	115	175	(60)	(34)%
Export - Commercial	2,190	2,636	(446)	(17)%
Sky Ranch	9,790	10,318	(528)	(5)%
Wild Pointe	11,583	5,668	5,915	104%
O&G operations	159,879	41,029	118,850	290%
Total water deliveries	183,557	59,826	123,731	207%

	Nine Months Ended
(In thousands, except for water deliveries)	May 31, 2023	May 31, 2022	$ Change	% Change
Metered water usage from:
Municipal water usage	$349	$274	$75	27%
Commercial water usage	2,596	2,686	(90)	(3)%
Wastewater treatment fees	216	185	31	17%
Water and wastewater tap fees	2,400	2,447	(47)	(2)%
Other revenue	321	299	22	7%
Total segment revenue	5,882	5,891	(9)	(0)%

Water service costs	1,457	1,419	38	3%
Wastewater service costs	350	337	13	4%
Depreciation	1,246	1,055	191	18%
Other	318	298	20	7%
Total expenses	3,371	3,109	262	8%
Segment operating income	$2,511	$2,782	$(271)	(10)%

Water deliveries (thousands of gallons)
On Site	2,590	24,372	(21,782)	(89)%
Commercial sales - export water and other	12,799	11,353	1,446	13%
Sky Ranch	32,664	31,899	765	2%
Wild Pointe	21,352	15,384	5,968	39%
O&G operations	193,148	191,970	1,178	1%
Total water deliveries	262,553	274,978	(12,425)	(5)%

For the three and nine months ended May 31, 2023, residential water usage revenue increased over 2022 mainly due to increased residential customers at Sky Ranch. Commercial water usage revenue increased for Q3-2023 over 2022 due to increased water sales to oil and gas operators; however, for the nine month periods presented, commercial water sales remained consistent.

For the three and nine months ended May 31, 2023, wastewater treatment fees increased slightly as compared to 2022 primarily due to new Sky Ranch customers.

For the three and nine months ended May 31, 2023, water and wastewater tap sales remained relatively consistent with 2022 due to timing of closings at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings.

Land Development Results of Operations

	Three Months Ended
(In thousands)	May 31, 2023	May 31, 2022	$ Change	% Change
Lot sales	$3,160	$1,070	$2,090	195%
Project management revenue	42	81	(39)	(48)
Total revenue	3,202	1,151	2,051	178%

Land development construction and project management costs	1,032	288	744	258%

Segment operating income	$2,170	$863	$1,307	151%

	Nine Months Ended
(In thousands)	May 31, 2023	May 31, 2022	$ Change	% Change
Lot sales	$5,064	$5,644	$(580)	(10)%
Project management revenue	173	529	(356)	(67)
Total revenue	5,237	6,173	(936)	(15)%

Land development construction and project management costs	1,509	1,160	349	30%

Segment operating income	$3,728	$5,013	$(1,285)	(26)%

For the three months ended May 31, 2023, lot sales revenue increased as compared to 2022 due to timing of development activities and 2023 having two phases under construction (Phase 2A and 2B). Per lot revenue is expected to remain consistent for all four subphases of Phase 2. Revenue for builder contracts is recognized over time with progress measured under the percent of completion method; therefore, revenue will fluctuate due to timing of construction activities throughout Phase 2.

For the three months ended May 31, 2023, land development construction costs increased compared to 2022 due to increased construction activity and having two subphases under development in 2023.

For the nine months ended May 31, 2023, lot sales revenue decreased as compared to 2022 due to timing of development activities at Sky Ranch, even though the price per lot for delivered lots in Phase 2 increased an average of 40% over Phase 1. Additionally, lot sale revenue declined as we delayed the start of construction on Phase 2B by several months due to the increased challenges in the housing market in late 2022.

Despite the decline in lot sale revenue for the nine months ended May 31, 2023, land development construction costs increased compared to 2022, this is due to increased construction activity near the end of the period, but also due to the type of construction activity. For Phase 2B, which just started, a lot of the costs incurred to date are related directly to our lots, which are expensed, and not the public improvements, which are not expensed as they are reimbursable. Both costs are used to estimate the revenue to recognize, this margin will normalize as Phase 2B construction progresses.

Single-Family Rental Results of Operations

In fiscal 2021, we began construction on three homes that were completed and rented effective November 1, 2021. Each home was rented under a one-year non-cancellable lease agreement. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities including water and wastewater services that are paid to us. In the first quarter of fiscal 2022, we contracted for the construction of the fourth rental home, which was completed and rented in December 2022. In the third quarter of fiscal 2022, we contracted for the construction of 10 rental units in Phase 2A, six of which were completed and rented after May 31, 2023. We anticipate the remaining four rental units will be completed and ready for rental around the end of our fiscal 2023.

Liquidity, Capital Resources and Financial Position

As of May 31, 2023, our working capital, defined as current assets less current liabilities, was $23.8 million, which included $26.0 million in cash and cash equivalents. All our cash is maintained at high-credit quality institutions and overnight investments are made into an insured cash sweep program which provides FDIC insurance for our entire cash balance through the banks in which our cash is being held. We believe that as of May 31, 2023 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. Our expected obligations for the next 12 months are described below.

Sky Ranch Development

Phase 1 of the Sky Ranch development is complete, Phase 2 began in February 2021, which is being done in four subphases, of which Phase 2A and Phase 2B are the only two being actively developed as of May 31, 2023. We estimate total costs to complete the infrastructure (including public improvements) for all 850 lots in Phase 2 to total $74.3 million. Of this, we anticipate spending up to $18.0 million in the next 12 months, and we anticipate receiving approximately $20.0 million in milestone payments, completed lot payments, and tap fees from the home builders over the same period. The amounts we expect to spend and receive in the next twelve months are dependent on the pace of construction in both Phase 2A and Phase 2B. We believe water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

Single-Family Rental Construction Contract

In fiscal 2022 we entered two separate contracts with a local builder to construct eleven rental units at Sky Ranch to be used in our single-family rental business. The contracted construction costs for all eleven units is $3.8 million, which as of May 31, 2023, we had incurred $3.0 million of these construction costs. We anticipate incurring the majority of the remaining $0.8 million in our fiscal 2023.

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

Summary Cash Flows Table

	Nine Months Ended
(In thousands)	May 31, 2023	May 31, 2022	$ Change	% Change
Cash (used) provided by:
Operating activities	$(2,970)	$(11,933)	$8,963	75%
Investing activities	(5,801)	(3,794)	(2,007)	(53)%
Financing activities	(119)	1,033	(1,152)	(112)%

Net Change in cash	$(8,890)	$(14,694)	$5,804	39%

For the nine months ended May 31, 2023, we used cash as follows:

●	Operating activities used $3.0 million of cash, mainly for normal operations, to fund construction activities (including the public improvements) at Sky Ranch, and timing of when payments are remitted to vendors including income taxes. We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.
●	Investing activities used $5.8 million in cash, mainly to buy U.S. Treasury Bills (which matured during the period), construction of single-family rentals, investing in future phases of Sky Ranch, and construction of additional water delivery infrastructure.
●	Financing activities used $0.1 million of cash, mainly to acquire the remaining CAA obligations.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of our 2022 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three and nine months ended May 31, 2023 are the same as those described in our 2022 Annual Report. There have been no changes to our critical accounting policies during the three and nine months ended May 31, 2023. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures during our fiscal 2022, as well as of May 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the fiscal 2022 evaluation, the President and the Chief Financial Officer each concluded that, during fiscal 2022 and as of May 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

July 14, 2023