Form 10-K
period 2023-08-31
PURE CYCLE CORP
filed 2023-11-15
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $170,688,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 10, 2023 – 24,085,720

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended August 31, 2023. Alternatively, we may include such information in an amendment to this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Annual Report on Form 10-K, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated revenue from our commercial water sales;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	increased demand for single-family rental homes;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction and sale of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated financial results, including anticipated increases in customers and revenue, from development of our Sky Ranch property;
●	estimated tap fees to be generated from the development of the various phases of Sky Ranch;
●	anticipated expansion and rental dates for our single-family rental homes;
●	anticipated revenues and cash flows from our single-family rental homes;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” (as defined herein) and the timing and availability of water from, and projected costs related to, WISE;
●	increases in future water or wastewater tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●	anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;
●	capital required and costs to develop Sky Ranch;
●	anticipated development of other phases concurrently with the second phase of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Ranch, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenues from customers in the Rangeview District, Sky Ranch Districts, and Elbert & Highway 86 District;
●	plans for the use and development of our water assets and potential delays;
●	estimated number of connections we can serve with our existing water rights;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	anticipated number of deep-water wells required to continue expanding and developing our Rangeview Water Supply;
●	expenditures for expenses and capital needs of the Rangeview District;
●	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
●	plans to drill water walls into aquifers located beneath the Lowry Ranch and the timing and estimated costs of such a build out;

●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	factors that may impact labor and material costs;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	estimated supply capacity of our water assets;
●	our belief that we have exceeded market expectations with the delivery of our lots at Sky Ranch;
●	the impact of future cyberattacks on our business, financial condition, operating results and reputation;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	our belief that several long-term land development and housing factors remain positive;
●	our belief that Sky Ranch is better positioned to navigate the changing market then competitors;
●	the impact of the downturn in the homebuilding market and increased interest rates on our business and financial condition;
●	the recoverability of water and wastewater service costs from rates;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	the anticipated development of the Sky Ranch Academy and the timing of enrollment of upper grades;
●	service life of constructed facilities;
●	accounting estimates and the impact of new accounting pronouncements;
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	outbreaks of disease, such as the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations, and the related impacts to the general economy;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	our ability to successfully expand our single-family home rental business and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability and rising inflation and interest rates;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	declines in property values which impact tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	changes in private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of number of connections we can service with our existing water supplies;

●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in this Annual Report on Form 10-K.

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

We are a diversified water and wastewater service provider, land developer, and home rental company. We provide wholesale water and wastewater services in the Denver Colorado area as well as develop land we own into master planned communities and develop single-family homes for rent. Each of our businesses, providing water and wastewater services, land development and single-family home rentals generate attractive recurring monthly income.

For more than 30 years, we have accumulated and continue to accumulate a portfolio of valuable water rights and land interests along the Front Range of Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we operate and maintain to serve domestic, commercial, and industrial customers in the eastern Denver metropolitan region (the illustration below notes the general area of our land and water assets). Our primary land asset, known as Sky Ranch, is in one of the most active development areas in the Denver metropolitan region along the rapidly developing I-70 corridor, and we are developing lots at Sky Ranch for residential, commercial, retail, and light industrial uses. Sky Ranch is zoned to include up to 3,200 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space, all of which will be serviced by our water and wastewater services segment. More recently we have retained lots in our Sky Ranch development for our single-family rental business where we build single-family homes for rent under annual lease agreements. With 14 homes currently owned and rented, we continue to expand this new line of business which may include more than 200 rental homes at Sky Ranch over the next several years.

Through our land development segment, we develop master planned communities creating value and opportunity for homeowners, and businesses who also become water and wastewater customers along the busy I-70 corridor of the Denver metropolitan area. Our land development segment was borne from our desire to capitalize on the increase in the value water provides to raw land in the Colorado Front Range.

Our land development activities provide a strategic complement to our water and wastewater resource and service business, and vice versa. One of the most significant components of any master planned community in Colorado is its ability to bring high quality domestic water, irrigation water, and wastewater services to the community. Having control over the water resources in conjunction with developing the land enables us to efficiently build and maintain infrastructure for potable water and irrigation water distribution, wastewater and storm water collection, roads, parks, open spaces, and other investments. It also enables us to efficiently align construction and delivery of these investments with phased take-down commitments from our home builder customers, minimizing expensive excess capacity or downtime with these significant investments. By being the landowner, land developer, and water/wastewater provider, we believe we offer a more efficient development timeline, with more competitive lot pricing, which results in a more affordable and marketable for sale and for rent home product.

Our rental homes, water and land assets are designed, constructed, operated, and maintained by us. Our water, land development and home rental activities are each a distinct line of business which are operated as separate but are cohesive business segments. We refer to these segments as our water and wastewater resource development segment, our land development segment, and our single-family rental segment all of which are described in greater detail below. To date, within our three business segments, we have sold or have contracted for sale with national home builders approximately 1,350 lots, we have constructed and operated and maintain the water and wastewater systems with capacity to serve approximately 2,500 residential equivalent units and we have constructed and are renting 14 homes.

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
2
4
Miles

Water and Wastewater Resource Development Segment

We own or control the water supply and infrastructure required to (i) withdraw, treat, store and deliver water (i.e., water rights, wells, diversion structures, pipelines, reservoirs and treatment facilities required to extract and use the water); (ii) collect, treat, store and reuse wastewater (i.e., we design, build, operate and maintain water treatment and wastewater reclamation facilities); and (iii) treat and deliver reclaimed water for irrigation and industrial use (i.e., we use and reuse our valuable water supplies through non-potable irrigation systems to irrigate parks and open spaces).

Our water supplies, which can be used in our exclusive service area (further described below) and other areas along the eastern I-70 corridor, enable us to add significant value to our land development segment by bringing water to land that does not have water for development, enhancing the value of that land, as well as our water resources, to a greater extent than either a traditional water utility or land developer can separately. Having a valuable portfolio of water in a water short region provides us with a competitive advantage over other land developers who may be required to buy expensive water, pay significant fees to another water provider, in lieu of buying water, and/or wait for a city to annex property and extend costly water and wastewater infrastructure to the property before development can begin. Having our own water supply gives us more control over the land entitlement and development process and the ability to capitalize on the value of our water rights. In addition, we have significant in-house expertise in engineering, operations, and land development which allows us to take a hands-on approach to the water and land development process.

We mainly provide wholesale water and wastewater services to local governmental entities that in turn provide residential and commercial water and wastewater services to customers in their communities. Our largest customer is the Rangeview Metropolitan District (Rangeview District). We have the exclusive right to provide water and wastewater services to the Rangeview District’s customers in its exclusive 24,000-acre Lowry Ranch Service Area in the southeastern Denver metropolitan area pursuant to various agreements that are described in greater detail below. As of August 31, 2023, through the Rangeview District, we provide service to more than 1,100 single-family equivalent (SFE) water connections and more than 885 SFE wastewater connections. These connections are located mainly in the southeastern metropolitan Denver area on the Lowry Ranch, at our Sky Ranch development and other nearby areas where we have acquired service rights. With the water rights we own and control, we believe we can serve an estimated 60,000 SFEs. An SFE is a customer, whether residential, commercial, or industrial, that imparts a demand on our water or wastewater systems based on the demand of a family of four persons living in a single-family house on a standard sized lot. For some instances herein, as context dictates, the term “acre-feet” (which is approximately 326,000 gallons) is used to designate an annual decreed amount of water available during a typical year.

In addition to our domestic customers, we provide raw water for industrial oil and gas operations. Multiple operators lease more than 135,000 acres in and adjacent to our Service Area with more than 100 wells and miles of oil and gas collection lines. Sales of water to industrial customers in the oil and gas industry are unpredictable and fluctuate dramatically but provide a high margin attractive revenues for our water assets. Beginning in late 2021 and continuing through 2023, we saw a significant recovery in the oil and gas markets, and this resulted in additional water sales to oil and gas clients in our fiscal 2023 and 2022.

Land Development Segment

In 2010 we purchased approximately 930 acres of land along the I-70 corridor known as Sky Ranch. The illustration below provides our planned overall layout of Sky Ranch. We acquired Sky Ranch with the intention of selling lots to home builders to add value to our core water and wastewater operations by adding the ultimate purchasers of the homes as our water customers. Sky Ranch is being developed in phases over several years, which began in June 2017, when we entered into agreements with three national home builders to sell the initial residential lots at Sky Ranch (referred to as Phase 1) and has continued to expand as we sell lots to national homebuilders now up to 1,350 residential lots. We divided our land development into phases now working on Phase 2 which is further divided into subphases that we refer to as Phases 2A, 2B, 2C and 2D to optimize the delivery of infrastructure and lots to our home builder customers on a real time basis without excess inventories of lots and homes.

Illustrative map of the Sky Ranch Master Planned Community

I-70
FUTURE LIGHT INDUSTRIAL PARCELS
FUTURE COMMERCIAL PARCELS
FUTURE OFFICE PARCELS
Phase 1
FUTURE SCHOOL SITE
FUTURE SINGLE FAMILY DEVELOPMENT
Phase 2B
Phase 2A
FUTURE COMERCIAL PARCEL
EXISTING WATER FACILITY
OIL & GAS FACILITY
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE PARKS & OPEN SPACE
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE PARKS & OPEN SPACE
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE PARKS & OPEN SPACE
OIL & GAS FACILITY
FUTURE PARKS & OPEN SPACE
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE MIXED-USE DEVELOPMENT

As of August 31, 2023, we have delivered to homebuilders 738 finished lots, retaining 14 lots for our single-family rental segment, are under construction on 211 lots scheduled for delivery in fiscal 2024, and have under contract an additional 410 lots scheduled for delivery in 2025/2026 at Sky Ranch. As of August 31, 2023, homebuilders have built and sold 596 homes at Sky Ranch, with approximately 90 additional homes under construction. All Phase 1 lots in Sky Ranch are complete and all public improvements (roads, parks, open spaces, storm drain facilities, etc.) have been accepted by the various governmental entities that will control and maintain that infrastructure.

As part of our land development activities, we formed a new Charter School, Sky Ranch Academy, for the purpose of partnering with the Bennett School District 29J to operate a new K-12 Charter School to be located at Sky Ranch. Sky Ranch Academy has partnered with National Heritage Academy (NHA) to operate the charter, NHA brings more than 25 years of experience providing educational services at more than 100 schools in nine states, educating more than 60,000 students including five other schools in Colorado. Sky

Ranch Academy opened in August 2023 serving grades K-7.  We anticipate the opening of the high school which will serve grades 9-12 for the school year 2025.

Single-Family Rentals

During the past several years the housing market and home prices in Colorado grew at double-digit rates. In recent months this growth has tapered off in many market segments, specifically in higher priced homes. As mortgage rates increase, and the average price of homes in Colorado continues to rise, we believe rental homes are increasingly attractive to provide affordable housing options to the growing population in Colorado. Additionally, more than any other time in the USA, we have seen a shift from people having to rent to people choosing to rent. We believe this shift will continue to shape the housing market for the foreseeable future. To capitalize on the growing single-family rental market, we launched our single-family rental division. We contracted with a local home builder to construct 14 single-family detached homes at Sky Ranch that we retained for use in our rental division. These rental homes represent the initial investment into our third operating segment as we expect to add 65 homes in Phase 2 with the ability to add more than 200 homes as Sky Ranch builds out. We believe having ongoing recurring rental income, in a community which is experiencing double digit growth in home values and in which we are actively involved adds value to the community and provides tremendous upside for growing our balance sheet and diversifying our recurring revenue streams.

Our Water Assets

We use our valuable and growing water and land assets within our water and land development operations. Our water assets are summarized in the table below and further discussed in this section:

Water Source	Groundwater	Designated Groundwater	Surface Water	Total
Rangeview Water Supply	(acre-feet)
Export (1)	10,000	—	1,650	11,650
Non-Export (2)	13,685	—	1,650	15,335
Fairgrounds	321	—	—	321
Sky Ranch	828	—	—	828
Lost Creek supply	220	670	—	890
WISE (3)	—	—	900	900
Total	25,054	670	4,200	29,924
(1)	Pending completion by the “Land Board” (defined below) of documentation related to the exercise of our right to substitute 1,650 acre-feet of our groundwater for a comparable amount of surface water.
(2)	We have the exclusive right to use this water to provide water services to customers on and off the Lowry Ranch, as described further below.
(3)	Amount of WISE water available for our use may vary by year and is described in greater detail below.

Rangeview Water Supply

The Rangeview Water Supply consists of 26,985 acre-feet of tributary surface water, non-tributary groundwater, and not non-tributary groundwater, and approximately 26,000 acre-feet of adjudicated reservoir sites. Terminology typically used in the water industry that may help readers understand water rights are detailed below.

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

The Rangeview Water Supply is principally located in the southeast Denver metropolitan area at the “Lowry Ranch,” which is land owned by the State Board of Land Commissioners (Land Board) and is described below.

We acquired our Rangeview Water Supply through the following agreements:

●	The 1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (Lease), among us, the Land Board, and the Rangeview District;
●	The 1996 Service Agreement between us and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between us and the Rangeview District (Lowry Service Agreement), which allows us to provide water service to the Rangeview District’s customers located on the Lowry Ranch;
●	The Agreement for Sale of non-tributary and not non-tributary groundwater between us and the Rangeview District (Export Agreement), pursuant to which we purchased a portion of the Rangeview Water Supply that we refer to as our “Export Water” because the Export Agreement allows us to export this water from the Lowry Ranch to supply water to nearby communities; and
●	The 1997 Wastewater Service Agreement between us and Rangeview District (Lowry Wastewater Agreement), which allows us to provide wastewater service to the Rangeview District’s customers on the Lowry Ranch.

The Lease, the Lowry Service Agreement, the Export Agreement, and the Lowry Wastewater Agreement are collectively referred to as the “Rangeview Water Agreements.”

We provide wholesale water service and wastewater service to customers located both on and outside of the Lowry Ranch, including customers of the Rangeview District and other governmental entities, and industrial and commercial customers. Pursuant to service agreements with Rangeview (including the Lowry Service Agreement, the Lowry Wastewater Agreement and the Non-Lowry Service Agreement described below), we design, construct, operate and maintain the Rangeview District’s water and wastewater systems that are used to provide water and wastewater services to the Rangeview District’s customers located within the Rangeview District’s exclusive service area, and other approved areas. Subject to the terms and conditions of our agreements with the Rangeview District, we are the exclusive water and wastewater provider to the Rangeview District’s customers. For the Rangeview District’s customers located on the Lowry Ranch, we operate both the water and the wastewater systems during our contract period on behalf of the Rangeview District, which owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities located on the Lowry Ranch used to deliver water to customers on the Lowry Ranch will revert to the Land Board, with the Rangeview District retaining ownership of any wastewater facilities located on the Lowry Ranch. The water system and related facilities used to deliver water to customers off the Lowry Ranch (including Export Water) will remain with us and the Rangeview District.

In addition to our valuable water rights, the Rangeview Water Agreements grant us the right to use approximately 26,000 acre-feet of reservoir capacity in two valuable surface reservoir sites to provide water service to customers both on and off the Lowry Ranch.

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

Lost Creek Water Supply

The “Lost Creek Water” is comprised of water rights we acquired in 2019 and 2022 in the Lost Creek Designated Ground Water Basin. In August 2019, we purchased 300 acre-feet of designated groundwater and 220 acre-feet of groundwater and ditch water. In June 2022, we purchased 370 acre-feet of designated groundwater. All the Lost Creek Water has been changed for use as municipal/industrial water, additionally we have filed an application with the Colorado Water Court to use the Lost Creek Water to augment our municipal/industrial water supplies at the Lowry Ranch. Our plans are to consolidate our Lost Creek Water with our Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off the Lowry Ranch.

The Lowry Ranch Property

The Lowry Ranch consists of nearly 26,000 acres, or 40 square miles, of primarily undeveloped land in unincorporated Arapahoe County. It is located 20 miles southeast of downtown Denver and is one of the largest contiguous parcels under single ownership next to a major metropolitan area in the United States. Pursuant to our agreements with the Land Board, we, together with the Rangeview District, have the exclusive rights to provide water and wastewater services to 24,000 acres of the Lowry Ranch.

The Rangeview District

The Rangeview District is a quasi-municipal corporation and political subdivision of the State of Colorado formed in 1986 for the purpose of providing water and wastewater services to the Lowry Ranch and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. We own certain rights and real property interests which encompass the current boundaries of the Rangeview District. The current directors of the Rangeview District are Mark W. Harding (our President, Chief Executive Officer, and a director), Scott E. Lehman (an employee of ours), Dirk Lashnits (an employee of ours), one independent board member, and one vacancy. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, Lehman, and Lashnits have all elected to forego these payments.

Land Board Royalties and Fees

Water Deliveries – Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that use the Rangeview Water Supply. The calculation of royalties depends on the location of the customer and whether the customer is a public or private entity. The Land Board does not receive a royalty from wastewater services. When we develop, operate, and deliver water from our Rangeview Water Supply, the Land Board receives royalties on the gross revenues at a rate of 12% from water delivered to all customers located on the Lowry Ranch and to all private customers located off the Lowry Ranch and 10% from public entity customers located off the Lowry Ranch. In the event that (i) metered production of water used on the Lowry Ranch in any calendar year exceeds 13,000 acre-feet or (ii) 10,000 acres of land on the Lowry Ranch have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive (in lieu of its royalty of 12% from customers on the Lowry Ranch), 50% of the collective net profits (ours and the Rangeview District’s) derived from the sale or other disposition of water on the Lowry Ranch. To date, neither of these conditions has been met, and such conditions are not likely to be met any time soon. In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty of two percent (2%) of the gross amount received from the sale of water taps to be served by the Rangeview Water Supply, except for the sale of any taps to Sky Ranch. Escalated royalties will be owed if we sell our Export Water outright rather than delivering water service. We do not currently anticipate selling our Export Water.

Annual Production Fee – We are also required to pre-pay the Land Board a minimum annual water royalty of approximately $46,000 per year, which is credited against earned royalties each year.

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

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2022, WISE water was $6.13 per thousand gallons and such rate remained in effect through calendar 2022. Effective, January 1, 2023, WISE water increased to $6.48 per thousand gallons, which will be in effect for all of calendar 2023. In addition, we pay certain system operational and construction costs, which is subject to the percentage of Rangeview District’s share (approximately 9%). If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves. For the year ended August 31, 2023, we, through the Rangeview District, purchased a total of just over 199 acre-feet of WISE water for $0.4 million. For the year ended August 31, 2022, we, through the Rangeview District, purchased a total of just under 360 acre-feet of WISE water for $0.7 million.

During the years ended August 31, 2023 and 2022, we provided $0.6 and $0.9 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allocable share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

Additionally, in 2021 the Rangeview District entered into an agreement with WISE to construct special facilities for $0.6 million. The construction of these special facilities began in our fiscal 2021 and was completed in our fiscal 2022. We funded the construction of the special facilities, and the Rangeview District remitted the entire $0.6 million it received to us.

East Cherry Creek Valley System

Pursuant to a 1982 agreement, the Rangeview District may purchase water from East Cherry Creek Valley Water and Sanitation District’s (ECCV) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the Lowry Ranch. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including hydraulic fracturing for oil and gas wells. The agreement allows us to use the ECCV system through April 30, 2032, in exchange for a flat monthly fee and a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

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

Monthly Metered Water Usage and Wastewater Treatment Fees

Monthly metered water usage fees are assessed to customers based on actual deliveries each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. The water usage fees for customers on the Lowry Ranch are noted in the tables below:

Current Lowry Ranch tiered potable water usage pricing structure

Base charge per SFE per month	$32.74
Price ($ per thousand gallons used per month)
0 gallons to 15,000 gallons	$4.63
15,000 gallons to 30,000 gallons	$8.10
30,000 gallons and above	$9.95

Current Lowry Ranch tiered non-potable water usage pricing structure

Base charge per SFE per month	$32.74
Price ($ per thousand gallons used per month)
0 gallons to 15,000 gallons	$3.94
15,000 gallons to 30,000 gallons	$6.89
30,000 gallons and above	$8.46

The figures in the table above reflect the amounts charged to the Rangeview District’s end-use customers on the Lowry Ranch. Pursuant to the Lease, the amounts charged by the Rangeview District to its end-use customers on the Lowry Ranch cannot exceed the average of similar rates and charges of three surrounding municipal water and wastewater service providers. In exchange for providing water service to the Rangeview District’s Lowry Ranch customers, we receive 98% of the usage charges received by the Rangeview District relating to water services after deducting the required royalty to the Land Board (described above at Rangeview Water Supply – Land Board Royalties and Fees).

The amounts charged by the Rangeview District to its end-use customers off the Lowry Ranch are determined pursuant to the Rangeview District’s service agreements with such customers and such rates may vary. In exchange for providing water service to the Rangeview District’s customers off the Lowry Ranch, we receive 98% of the usage charges received by the Rangeview District relating to water services after deducting any required royalty to the Land Board. The royalty to the Land Board is required for water service provided utilizing our Rangeview Water Supply, which includes most of our current customers off the Lowry Ranch except those at the Elbert & Highway 86 Commercial District (also known as “Wild Pointe” described below).

We sell hydrant water at a rate of $14.76 per thousand gallons to commercial and industrial customers via hydrant meters or the Company’s water fill stations.

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

The Rangeview District’s 2023 water tap fees are $30,977 per SFE, and its wastewater tap fees are $7,250. The Rangeview District assesses its tap and usage fees annually and adjusts the rates as necessary.

In exchange for providing water service to the Rangeview District’s customers using the Rangeview Water Supply (other than taps to Sky Ranch, which are exempt), we receive 98% of the Rangeview District’s tap fees and the Land Board receives the remaining two percent as a royalty. In exchange for providing wastewater services, whether to customers on or off the Lowry Ranch, we receive 100% of the Rangeview District’s wastewater tap fees.

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

Industrial – Oil and Gas Operations Fees

We provide water for oil and gas operators that are performing hydraulic fracturing, mainly in the Niobrara Formation on and around our Service Area and our Sky Ranch property. These fees are paid based on the metered gallons of water delivered. Oil and gas drilling in our area is affected by the price of oil and state, local and federal government regulations. The number of wells drilled vary from year to year. Each well utilizes between 10 and 20 million gallons of water during the hydraulic fracturing process, which equates to selling water to between approximately 100 and 200 homes for an entire year. With a large percentage of the acreage surrounding the Lowry Ranch in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by oil companies, we anticipate continuing to provide water for drilling and hydraulic fracturing in the future.

Service to Customers Not on the Lowry Ranch

In addition to customers on the Lowry Ranch, we have an agreement with the Rangeview District to be its exclusive water and wastewater service provider throughout its Service Area. This includes the design, construction, operation and maintenance of water and wastewater systems to serve the Rangeview District’s customers located outside the Lowry Ranch Service Area (for example Wild

Pointe and Sky Ranch) (Non-Lowry Service Agreement). In exchange for providing water and wastewater services to the Rangeview District’s customers that are not on the Lowry Ranch, we receive 100% of water and wastewater tap fees, 98% of the water usage fees, and 90% of the monthly wastewater service and usage fees received by the Rangeview District from these customers, after deduction of royalties due to the Land Board, if applicable (i.e., if we use a portion of the Rangeview Water Supply, such as the Export Water, to provide service to such customers). We are currently not using the Rangeview Water Supply at Sky Ranch, but we may do so in the future, in which case water usage fees to be collected for such service would become subject to the Land Board royalty.

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

Our Land Development Assets – Sky Ranch

In 2010, we purchased approximately 930 acres of undeveloped land in unincorporated Arapahoe County, which we are actively developing as the master planned community known as Sky Ranch. With the property acquisition, we also acquired nearly 830 acre-feet of water beneath Sky Ranch and approximately 640 acres of oil and gas mineral rights. Sky Ranch is located 16 miles east of downtown Denver, four miles north of the Lowry Ranch, and four miles south of Denver International Airport.

Sky Ranch is zoned for residential, commercial, and retail uses, including up to 3,200 homes and more than two million square feet of commercial, retail, and light industrial development. See illustration above for the current layout of Sky Ranch. The development of Sky Ranch will occur in multiple filings and phases which will take several years to complete. As of August 31, 2023, we have delivered to homebuilders 738 finished lots, retaining 14 lots for our single-family rental segment, are under construction on 211 lots scheduled for delivery in fiscal 2024, and have under contract an additional 410 lots scheduled for delivery in 2025/2026 at Sky Ranch. As of August 31, 2023, homebuilders have built and sold 596 homes at Sky Ranch, with approximately 90 homes under construction. All Phase 1 lots in Sky Ranch are complete and all public improvements (roads, parks, open spaces, storm drain facilities, etc.) have been accepted by the various governmental entities that will control and maintain the infrastructure.

The total sales price for the 785 lots sold to the homebuilders in Phase 2 is $65.3 million, which is subject to price escalations depending on development timing which are not included in that figure. The total sales price for the 219 lots in Phase 2A is $18.4 million, which were completed in fiscal year 2022. See below for a description of the conditions that may limit our ability to receive reimbursables and a definition of the Sky Ranch CAB.

As the land developer, we are providing finished lots (i.e. lots ready for building permits to construct homes) to each of the home builders. We build, or contract to build, the roads, curbs, wet and dry utilities, storm drains, parks, open spaces, and other related improvements as part of a master planned community. Each builder is required to purchase water and wastewater taps for each lot from the Rangeview District at the time a building permit is issued. The cost of the water and wastewater tap for a lot depends on the size of the lot, the size of the house, and the amount of irrigated landscaping. Pursuant to the Non-Lowry Service Agreement, we receive all the water and wastewater tap fees from tap sales at Sky Ranch and 98% of the ongoing monthly water and 90% of ongoing monthly wastewater service revenues.

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

Pursuant to our service agreements, we are required to construct all required wholesale water and wastewater improvements (i.e., a wastewater reclamation facility, water supply, storage, treatment, and other wholesale facilities) for the provision of water and wastewater service to the property. As of August 31, 2023, we have completed the required wholesale facilities and other infrastructure to provide water and wastewater for over 2,000 homes at Sky Ranch. The most significant wholesale facility built was the wastewater reclamation facility, which cost $10.2 million and has a designed capacity to provide wastewater for more than 2,000 single-family homes before requiring expansion. This allows the treatment facility to process wastewater for several development phases at Sky Ranch before additional investment is needed to increase its capacity.

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

Sky Ranch Metropolitan Districts

The Sky Ranch Metropolitan District Nos. 1, 3, 4, 5, 6, 7 and 8 are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing services to the Sky Ranch property (Sky Ranch Districts). The Sky Ranch Districts are governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Sky Ranch Districts must own an interest in property within the boundaries of the district. We own certain rights and real property interests which encompass the current boundaries of the districts and certain of our employees serve on the boards of directors of the Sky Ranch Districts. The current directors of the districts are Mark W. Harding (our President, Chief Executive Officer, and a director), Scott E. Lehman (our employee), Dirk Lashnits (an employee of ours), two independent board members, and one vacancy. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, Lehman, and Lashnits have all elected to forego these payments.

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

We and the Sky Ranch CAB entered into a Facilities Funding and Acquisition Agreement (FFAA) effective November 2017, obligating us to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the FFAA bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058, for Phase 1 and December 31, 2060, for Phase 2A, shall be deemed forever discharged and satisfied in full. Advances and verified costs expended by us for expenses related to the construction of the agreed upon public improvements are reimbursable to us by the Sky Ranch CAB. No repayment is required of the Sky Ranch CAB for advances made or expenses incurred related to the construction of public improvements unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient funds from property taxes, fees, or the issuance of bonds in an amount sufficient to reimburse us for all or a portion of advances or other public improvement expenses incurred. Unpaid advances accrue interest at the rate of 6% annually.  The Sky Ranch CAB agrees to exercise reasonable efforts to issue bonds to reimburse us subject to certain limitations. In addition, the Sky Ranch CAB agrees to utilize any available moneys not otherwise pledged to payment of debt or used for operation and maintenance expenses to reimburse us. Since 2017, we have advanced the Sky Ranch CAB a total of $50.8 million for funding the construction of the public improvements. The Sky Ranch CAB has remitted the following amounts to us for repayment of public improvements and the related interest:

●	In November 2019, the Sky Ranch CAB issued bonds and repaid $10.5 million;
●	In January 2021, the Sky Ranch CAB repaid $0.4 million from unencumbered funds resulting from a budget surplus;
●	In May 2022, the Sky Ranch CAB repaid $0.1 million from unencumbered funds resulting from a budget surplus;
●	In August 2022, the Sky Ranch CAB issued bonds and repaid $23.6 million;
●	In April 2023, the Sky Ranch CAB repaid $0.5 million from unencumbered funds resulting from a budget surplus; and
●	In June 2023, the Sky Ranch CAB repaid $0.4 million from unencumbered funds resulting from a budget surplus.

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

The current directors of the Sky Ranch CAB are Mark W. Harding (our President, Chief Executive Officer, and a director), Scott E. Lehman (our employee), Dirk Lashnits (our employee), one independent board member, and one vacancy. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, Lehman, and Lashnits have all elected to forego these payments.

Other Assets

Oil and Gas Leases

In 2011, we entered into an Oil and Gas Lease (Sky Ranch O&G Lease) and Surface Use and Damage Agreement and received an up-front payment and a 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from the mineral estate we own at Sky Ranch. The Sky Ranch O&G Lease is now held by production, and we have been receiving royalties from the oil and gas production from six wells drilled within our mineral interest. During the years ended August 31, 2023 and 2022, we received $0.3 million and $0.5 million in royalties attributable to these wells.

In July 2019, we entered into an Agreement on Locations of Oil and Gas Operations covering approximately 16 acres at Sky Ranch with the operator of the Sky Ranch O&G Lease (OGOA). The Company received an up-front payment of $0.6 million in fiscal 2019 for the OGOA, which was recognized as income on a straight-line basis over three years (the term of the OGOA). In July 2022, the operator had not spud at least one well on the oil and gas operations area.  To extend its rights under the OGOA for one additional year, the oil and gas operator paid us $75,000, which is being recognized into income over the term of the extension. In July 2023, the operator paid us an additional $75,000 to extend its rights under the OGOA for one additional year, which is being recognized into income over the term of the extension. This was the final extension allowed under the OGOA for a total of five years. As of August 31, 2023, no wells have been drilled.

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

As we continue expanding and developing our Rangeview Water Supply, we anticipate needing a significant number of high-capacity deep water wells. These wells would be drilled into one or more of the three principal aquifers located beneath the Lowry Ranch, and, as with our current wells, the water would be delivered to central water treatment facilities for treatment prior to delivery to customers. Continued development of our Lowry Ranch surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Ranch, additional treatment facilities to treat the water prior to introduction into our distribution system(s), and additional surface water diversion facilities designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms) for storage in reservoirs to be constructed on the Lowry Ranch. We estimate the full build-out of water and wastewater facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) to develop and deliver our portfolio of water would cost in excess of $900 million, and would accommodate water service to customers located on and outside the Lowry Ranch. We believe this build out would occur in phases over many decades, and we believe tap fees would be sufficient to fund the required infrastructure costs.

Our Denver-based supplies are a valuable, locally available resource located near the point of use. This enables us to incrementally develop infrastructure to produce, treat and deliver water to customers based on their growing demands.

During fiscal 2023 and 2022, combined, we invested over $9.2 million in infrastructure, including wells, pipelines, appurtenances for the WISE, and Sky Ranch water and wastewater systems to provide water and wastewater services to our growing customers at Sky Ranch and elsewhere. We expect to continue to invest in water rights and facilities as our customer demands grow.

We continue developing our Sky Ranch property, including finishing lots for home builders, building additional water and wastewater infrastructure for residential and commercial development at the property, and having homes constructed for our single-family home rental business. During the years ended August 31, 2023 and 2022, for Phases 2A and 2B we invested $9.8 million and $11.5 million in our Sky Ranch land which included $1.9 million and $2.0 million of expensed costs related to the delivery of finished lots and $7.9 million and $9.5 million of costs for public improvements which we expect to be repaid by the Sky Ranch CAB. Additionally, we spent approximately $3.8 million and $0.9 million on construction costs related to our single-family rental business. Phase 1 was our first project as a land developer and was done ahead of our original schedule and on budget. Phase 2A, which broke ground in February 2021, incurred a total of $21.2 million of construction costs to deliver the lots (of which we estimate $18.5 million is for public improvements which is to be repaid by the Sky Ranch CAB).  During the years ended August 31, 2023 and 2022, we sold 90 and 154 water and wastewater taps at Sky Ranch to homebuilders, which generated $2.7 million and $4.5 million of tap fees. As of August 31, 2023, we have sold 703 water and wastewater taps at Sky Ranch in Phases 1 and 2A. Based on current prices and engineering estimates, we believe Phase 2 of Sky Ranch will produce additional tap fee revenue of $20.6 million in water and wastewater tap fee revenue and cash over the next 3-5 years.

Our first three rental homes at Sky Ranch were completed and rented in November 2021. During fiscal 2023, an additional 11 homes were completed and rented as they became available.  We plan to build 55 additional rental homes over the next several years in Phases 2B-D. We anticipate building these homes concurrent with construction of homes in Phase 2. We design and price rental homes closer to the cost of construction.  The 14 homes constructed to date have an average construction cost of approximately $350,000 and have a market value of more than $500,000 each.

We plan to develop additional water assets within the Denver area and are exploring opportunities to utilize our water assets in areas adjacent to our existing water supplies. Additionally, we continue to source additional land acquisitions that could be paired with our water to provide additional growth to each of our business segments.

Growth in Colorado

Colorado continues to grow. According to the 2021 census report, Colorado added over 744,000 residents from 2010 to 2021, a growth of 14.8%, bringing the Colorado population to nearly 5.8 million, which is projected to grow to more than 8.7 million by 2050. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region (and our Sky Ranch community), could require an additional 400,000 acre-feet of water by the year 2030 due to continued growth. What makes this difficult for land developers and builders is that Colorado law requires developers to demonstrate they have sufficient water supplies for their proposed projects before zoning applications will be considered. This means cities, municipalities, developers and builders must demonstrate water availability prior to development. This indicates that water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify.

Due to COVID-19, we have witnessed several changing consumer patterns, including residents leaving downtown urban areas to buy homes in the suburbs. This put our Sky Ranch community in the enviable position of being able to respond to this demand due to its great location, affordable home prices, available inventory, and easy access to work centers and major transportation corridors. We believe our ability to pair our water to our land and our in-house expertise for operating our systems allowed us to provide home builders with an affordable and sustainable master planned community that allowed our builders to quickly satisfy the increased demand from home buyers. We believe our affordable community will continue to grow even in the slowing housing market we experienced in fiscal 2023 and continue to experience in fiscal 2024.

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

This tremendous growth, coupled with the low new and resale home inventories, along with a shift in lifestyle choices from home ownership to renting, has pushed the single-family rental market into double-digit growth. Although this market has existed for decades, the focus has shifted from individuals owning the units to commercial institutions buying large blocks of houses for rentals. The single-family rental space is now among the fastest growing segments in the U.S. housing market. Demand for rental units has been steadily increasing due to current demographic trends related to Gen-Y and baby boomers; however, migration patterns related to COVID-19 have accelerated that demand. According to the 2021 census, single-family rentals grew by 31% from 2007 to 2016, compared to 14% for multifamily rentals over the same period. As the demand for more single-family rental properties grows, an increasing number of larger investors are expanding their investment strategy to include the product. The single-family rental market is estimated at $3.4 trillion, compared to $3.5 trillion for the multifamily market, and institutional investors make up less than 2% of the market compared to 55% for the multifamily market. As more young families, families with children, and retirees look to rent single family homes with yards and recreational amenities on a long-term basis, more investors are looking to the single-family rental markets to expand their portfolios and grow their capital.

In addition to actively seeking to expand our land holdings for development purposes, we also market our water supplies and services to developers and home builders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.

Colorado’s future water needs will be met through conservation, reuse, and the development of new supplies. The Rangeview District’s rules and regulations for water and wastewater service call for adherence to strict conservation measures, including low-flow water fixtures, high efficiency appliances, and advanced irrigation control devices. Additionally, our systems are designed and constructed using a dual-pipe water distribution system to segregate the delivery of high-quality potable drinking water to customers through one system and a second system to supply raw or reclaimed water for irrigation demands in parks and open spaces. About one-half of the water used by a typical Denver-area residential water customer is used for outdoor landscape and lawn irrigation. We believe that raw or reclaimed water supplies provide the lowest cost, most environmentally sustainable water for outdoor irrigation. We expect our systems to include an extensive water reclamation systems in which essentially all effluent water from wastewater treatment plants will be reused to meet non-potable outdoor irrigation water demands. Our dual-distribution systems demonstrate our commitment to environmentally responsible water management policies in our water-short region.

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

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the Lowry Ranch, Wild Pointe, and Sky Ranch pursuant to our service agreements, providing water and wastewater service is subject to competition. Alternate sources of water are available, principally from other private parties such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Ranch is the City of Aurora. Principal factors affecting competition for water service include the availability of water for the particular purpose, the cost of delivering the water to the desired location (including the cost of required taps), and the reliability of the water supply during drought periods, and the political climate for additional annexations. We estimate that the water assets we own and have the exclusive right to use have a supply capacity of approximately 60,000 SFE units, and we believe that they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use, and our water supply is close to Denver area water users. We believe that our pricing structure is competitive and that our water portfolio is well balanced among surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

Land Development

Developing raw land is a highly competitive business, requires substantial upfront capital and typically requires many years to complete. There are many developers, as well as properties and development projects, in the same geographic area in which Sky Ranch is located. Competition among developers and projects is determined by the location of the real estate, the market appeal of the development plan, the cost and value of the end product, the developer’s ability to build, market and deliver projects on a timely and cost effective basis, and the availability of water to serve the project. Residential developers sell to home builders, who in turn compete based on location, price/value, market segmentation, product design, and reputation. Commercial, retail, and industrial developers sell to and/or compete with other developers, owners, and operators of real estate for a limited number of potential buyers. We believe we have exceeded the market’s expectations with the delivery of our lots at Sky Ranch and have demonstrated the ability and expertise to continue to deliver lots in a large-scale master planned community.

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

Employees and Human Capital

As of August 31, 2023, we employed 38 full-time employees, and all are located in the USA. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. Approximately 37 percent are employed in our water and wastewater segment, approximately 42 percent are employed in our land development segment and approximately 21 percent are employed for support and other functions.  We are committed to creating a strong team environment where employees always treat customers and each other with respect, and where each of us practices the basic principles of integrity, flexibility, honesty, trust, and stewardship: principles we believe go hand-in-hand with achieving success.

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

We are dependent on the housing market and development in our targeted service areas for future revenues. The homebuilding industry is cyclical and a deterioration in industry conditions or downward changes in general economic or other business conditions could adversely affect our business, results of operations, cash flows and financial condition. Providing wholesale water service using our Colorado Front Range water supplies is one of our key sources of future revenue. The timing and amount of these revenues will depend in part on housing developments being built near our water assets. The development of the Lowry Ranch, Sky Ranch and other properties is subject to many factors that are outside our control. If wholesale water sales are not forthcoming or development in our targeted service areas is delayed or curtailed, we may need to use our capital resources, incur additional short or long-term debt obligations, or seek to sell additional equity. We may not be successful in obtaining additional capital. Although there have been positive market gains in the Colorado housing market in recent years, inflation and rising interest rates are intensifying and causing slow downs in the homebuilding industry which economic concerns could have a significant negative impact on our business and financial condition and our plans for future development of additional phases of Sky Ranch.

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

In addition, the residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for acquisitions, interest rate levels and inflation, cost and availability of raw materials, among other factors. The residential housing market is impacted by federal and state personal income tax rates and provisions, and government actions, policies, programs and regulations directed at or affecting the housing market, including the Tax Cuts and Jobs Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies. For example, from 2020 to 2022 housing starts as well as home prices in Colorado increased. In 2023 due to raising interest rates, the demand for new home starts has weakened in the Colorado housing market, and we could experience declines in the market value and demand for our lots and rental homes, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Our operations could be adversely impacted by increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, which could cause lower margins or lost sales and adversely impact our business, financial position, results of operations and cash flows, and component price volatility and availability, as well as supplier concentration. The market prices for certain materials and components we purchase, primarily steel and PVC piping, have been volatile. In addition, some supplies are subject to long lead times. Disruptions to the commercial transportation network, including limited container and trucking capacity and port congestion, have increased supplier delivery times for materials to our facilities. Our margins and overall financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which may be subject to inflationary pressures. Since the onset of COVID-19 we have seen operating costs trending upward, labor shortages, logistics disruptions, commodity cost increases and shortages, and overall increased demand in the land development and water business industries. In addition, some of our customers have experienced raw material shortages. Any such shortages can in turn impact and delay our ability to service our customers. While we seek to mitigate any cost increases, labor impacts and supply chain delays and shortages, these efforts may not be successful, and we may experience adverse impacts due to such factors. We cannot predict the extent of these current trends or other future increases in operating costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing such cost increases through to our existing and prospective customers, or our customers may seek other competitive sources due to supply chain delays, which could have a material adverse impact on our margins, business, financial position, results of operations and cash flows.

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

Risks Related to Our Business and Operations

We may not generate sufficient cash flows from operations or other capital resources to pursue our business objectives. While we have generated net income in the past several years, prior to that we had a history of losses. Our cash flows from operations generally have not been sufficient to fund our operations, and we have been required to raise debt and equity capital and sell assets to remain in operation. Since 2004, we have raised over $76.0 million through (i) the issuance of more than $25.0 million of common stock (including the issuance of stock pursuant to the exercise of options, net of expenses), (ii) the issuance of $5.2 million of convertible debt, which was converted to common stock on January 11, 2011, and (iii) the sale of our Arkansas River water and land for $45.8 million in cash. Our continuing development of Sky Ranch requires significant cash expenditures. We have advanced the Sky Ranch CAB $50.8 million for construction of public improvements in Phases 1 and 2 at Sky Ranch and expect to advance another $11.7 million for the completion of the Phase 2A and 2B public improvements. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient funds from either tax revenues, fees or by issuing bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have funded and expect to continue to fund such expenditures with cash on hand and cash flows from operations. As of August 31, 2023, we had $26 million of cash on hand. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to continue to develop Sky Ranch, we may be forced to seek to obtain additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost, and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

We may not be able to manage the increasing demands of our expanded operations. We have historically depended on a limited number of employees to administer our operations, interface with governmental entities, market our services, and plan and implement the construction and development of our assets. The execution of contracts for lot sales and the continued development of Sky Ranch, including our single-family home rental business, and the expansion and maintenance of our water and wastewater systems, have increased the size and complexity of our business. The success of our current business and future business development and our ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. We may not be able to maximize the value of our assets if we are unable to attract and retain qualified personnel and to manage the demands of our growing workforce. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk for, among other things, regulatory penalties (including fines and suspension of operations), operational errors at the facilities, improper billing, and collection processes, claims for personal injury and property damage, and loss of contracts and revenues. We may be unsuccessful in managing our operations and growth.

The rates that the Rangeview District is allowed to charge customers on the Lowry Ranch for water services are limited by the Lease with the Land Board and our contract with the Rangeview District and may not be sufficient to cover our costs of construction and operation. The prices charged by the Rangeview District for water service on the Lowry Ranch are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually, the Rangeview District surveys the tap fees and rates of the three nearby providers, and the Rangeview District may adjust tap fees and rates and charges for water service on the Lowry Ranch based on the average of those charged by this group. We receive 100% of tap fees and 98% of water usage fees charged by the Rangeview District to its customers after the deduction of royalties owed to the Land Board. Our costs associated with the construction of water systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly higher rate than that of the fees we receive from the Rangeview District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions may result in additional labor and material costs that may not be recoverable under the current rate structure. Both increased customer demand and increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing water service to the Rangeview District for use at the Lowry Ranch at a loss. The Rangeview District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought.

Our water sales for the past several years have been highly concentrated among companies providing hydraulic fracturing services to the oil and gas industry, and such sales can fluctuate significantly. Our water sales have been historically concentrated directly and indirectly with a limited number of companies providing hydraulic fracturing services to the oil and gas industry in our service area. Generally, investment in oil and gas development is dependent on the price of, and demand for, oil and gas. We have no long-term contractual commitments that will ensure these sales continue in the future. The oil and gas industry has periodically gone through periods when activity has significantly declined due to low oil and gas prices, reduced world-wide demand and other impacts to the world-wide economy such as the COVID-19 pandemic, which have had a negative impact on the water we sell to these operators.

Further sales to this customer base as well as renewals of our oil and gas leases in the future may be impacted by ballot initiatives, new federal and state legislation, regulations by multiple federal and state agencies such as the U.S. Environmental Protection Agency, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conservation Commission (COGCC)), the Colorado Department of Public Health and Environment (DPHE), and the Colorado Air Quality Control Commission (AQCC), local zoning rules, court interpretations of laws and regulations at all levels of government, fracking technologies, the success of the wells, and the price of oil and gas, among other things. We could see increased opposition and tougher oversight of oil and gas operations, which could reduce the demand for water for fracking and reduce our associated water sales as a result of the enactment and implementation of multiple state bills over the last several years targeting the siting of, emissions from, and chemicals used in oil and gas production, such as Senate Bill 19-181 (SB 19-181) (increased local and state government oversight of oil and gas siting and environmental impacts), SB 22-198 (fees on oil and gas wells for an orphaned well fund), HB 22-1361 (audits of and reporting on oil and gas taxes and emissions), HB 22-1244 (toxic air emissions reporting, permitting, and controls from certain sources, which may be more stringent than the federal Clean Air Act), HB 22-1348 (disclosure of chemicals used in oil and gas operations and ban on use of added perfluoroalkyl or polyfluoroalkyl chemicals), and HB 22-1345 (ban on PFAS in oil and gas products). The oil and gas industry, and associated demand for water for fracking, may also be impacted by the adoption of new or revised state regulations in recent years, such as: (i)  Colorado Energy and Carbon Management Commission fees and financial assurance requirements for oil and gas facilities (adopted in 2022); (ii) AQCC GHG intensity standards that will become more restrictive over time and apply to upstream oil and gas operations, including well sites and production facilities (adopted in 2021),  and related “verification” and monitoring requirements (adopted in July 2023) ; (iii) AQCC reporting and emission reduction requirements for GHGs, ozone precursors, and hydrocarbons from oil and gas operations and industrial wastewater treatment, as well as regional haze limit (adopted in 2022); (iv) a list of toxic air contaminants identified by the DPHE in 2022 as a first step in implementing HB 22-1244; and (v) additional maintenance, monitoring, and emissions regulations on the upstream and midstream oil and gas industry facilities in AQCC Regulation Numbers 7 and 22 . Recent federal laws and regulatory initiatives may also impact the oil and gas industry and thus associated water demand and sales. For example, the federal Inflation Reduction Act of 2022 imposes of a fee on methane emissions from certain oil and gas facilities, and it increases certain corporate taxes that could impact the oil and gas industry. The Inflation Reduction Act also increases the amount of federal property available for oil and gas leasing, which could impact the desirability of developing oil and gas on private property. In addition, the EPA proposed a new rule “New Source Performance Standards” rule to regulate methane emissions from the oil and gas industry (initially proposed in 2021; supplemental proposal in 2022). Other future potential laws, regulations, or ballot initiatives may also impact oil and gas development and, therefore, our water sales.

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

Development on the Lowry Ranch is not within our control and is subject to obstacles. Development on the Lowry Ranch is controlled by the Land Board, which is governed by a five-person citizen board of commissioners, each appointed for a four-year term by the Colorado governor and approved by the Colorado Senate. The Land Board’s focus with respect to issues such as development and conservation on the Lowry Ranch tends to change as membership on the Land Board changes. In addition, there are often significant delays in the adoption and implementation of plans with respect to property administered by the Land Board because the process involves many constituencies with diverse interests. In the event water sales are not forthcoming or development of the Lowry Ranch is delayed or abandoned, we may need to use our capital resources, incur additional short or long-term debt obligations, or seek to sell additional equity. We may not have sufficient capital resources or be successful in obtaining additional operating capital.

Because of the prior use of the Lowry Ranch as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. The U.S. Army Corps of Engineers has been conducting unexploded ordnance removal activities at the Lowry Ranch for more than 30 years. Continued activities are dependent on federal appropriations, and the Army Corps of Engineers has no assurance from year to year of such appropriations for its activities at the Lowry Ranch.

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

The funds we are advancing to the Sky Ranch CAB for construction of public improvements might not be repaid, which would negatively impact our income, gross margin on selling lots, and cash flows. Since the start of development at Sky Ranch, we have advanced the Sky Ranch CAB $50.8 million for construction of public improvements and expect to fund an additional estimated $11.7 million to complete the buildout of public improvements in Phases 2A and 2B. At August 31, 2023, of the amounts advanced to the Sky Ranch CAB, $24.9 million has not been repaid, including interest. We expect these amounts will be repaid by the Sky Ranch CAB. No payment is required by the Sky Ranch CAB with respect to construction of public improvements unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have generated sufficient funds from property taxes, fee, or the issuance of municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. The ability and obligation of the Sky Ranch CAB to reimburse us is dependent on sufficient home sales and commercial development occurring at Sky Ranch to create a tax base that would enable the Sky Ranch CAB to issue bonds to pay for the improvements. If development at Sky Ranch is delayed or curtailed for any reason, including regulatory restrictions, a downturn in the economy or default by one or more of the builders at Sky Ranch, the Sky Ranch CAB may not have sufficient revenues to issue bonds.

Supply shortages and risks related to the demand for skilled labor and building materials could increase costs and delay closings. The property development and home construction industries are highly competitive for skilled labor and materials. Labor shortages throughout the Unites States including the Colorado Front Range have become more acute in recent years as the supply chain adjusts to uneven industry growth. The COVID-19 pandemic exacerbated these shortages. Increased costs or shortages of skilled labor and/or concrete, steel, pipe, lumber, and other materials could cause increases in property development and home construction costs and delays, including in our single-family home rental business. We are unable to pass on increases in property development costs to home builders with whom we have already entered purchase and sale contracts for residential lots, at fixed prices, which were signed well in advance of development. Sustained increases in development and construction costs may, over time, erode our margins. Our ability to build new rental homes, even though we outsource the construction, may be adversely affected by circumstances beyond our control, including: work stoppages, labor disputes, and shortages of qualified trades people, such as carpenters, roofers, masons, electricians, and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility or infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured or may not, despite our quality control efforts, engage in proper construction practices or comply with applicable regulations; inadequacies in components purchased from building supply companies; and shortages or delays in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, constructing new rental homes.

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

Risks Related to Legal, Regulatory, and Environmental, Health and Safety Matters

Government regulations and legal challenges may delay the closing of the sale of our residential lots, increase our expenses or limit other activities, which could have a negative impact on our results of operations. The approval of numerous governmental authorities must be obtained in connection with both our water and wastewater projects and our land development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs. Various local, state and federal statutes, ordinances, rules and regulations concerning health and safety, site and building design, environmental, zoning, and similar matters apply to and/or affect the construction and operation of our water and wastewater systems and our land development activities. For example, as detailed further below, the COGCC adopted regulations that took effect in 2021 which implement SB 19-181 by imposing minimum distances between new oil and gas drilling operations and residences, schools, and childcare centers. SB 19-181 also empowers local governments to enact regulations that are stricter than state requirements pertaining to the surface impacts of oil and gas operations.  Thus, local zoning or other regulations may seek to create stricter setbacks from oil and gas drilling operations or impose other restrictions on the use of land. For example, Arapahoe County adopted oil and gas regulations in November 2021 and amended those regulations in 2023 to include, among other things, a one-mile setback from existing and planned reservoirs, subject to certain exceptions that may allow a 2,000-foot setback. That 2,000-foot minimum setback is proposed to increase to 3,000-feet in a proposed rule under consideration by Arapahoe County as of as of November 2023. Arapahoe County is also considering increasing the setbacks from occupied structures, platted lots, outside activity areas, and water bodies, as well as other proposed rules to address soil contamination, noise, and air pollution from oil and gas facilities. Similarly, in 2021, Adams County adopted a rule requiring oil and gas facilities to be set back 2,000 feet from residences, schools, and certain waterbodies. As these state and local setback regulations are implemented, and to the extent that additional regulations are enacted, the value of the land that we already own or the availability of land that we are looking to acquire may decline, either of which may adversely impact the financial position, results of operations and cash flows of our business. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state, and local policies, rules and regulations and their interpretations and application. Furthermore, we are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the property developer and/or home builder construct certain improvements to public places such as parks and streets or fund schools. New building code energy laws and regulations may also adversely impact our costs of construction. For example, HB 22-1362 requires the Colorado Energy Office to identify by 2025, and local governments to adopt by 2026, more energy efficient and low carbon building codes. In addition, HB 21-1286 requires large (50,000 square feet) multifamily, commercial, and public buildings to meet energy performance and greenhouse gas standards, and the Colorado AQCC adopted implementing regulations in August 2023. Further, HB 23-1161 establishes water and energy efficiency standards for a range of appliances, which could impact appliance costs and, relatedly, costs for finishing new buildings. HB 23-1233 requires the adoption of regulations to wire multifamily buildings to be solar-ready and electric vehicle-ready, which could negatively impact our costs.

Municipalities or state water agencies may restrict or place moratoriums on the availability of utilities, such as water and sewer taps, which could have an adverse effect on our business by causing delays or increasing our costs.

We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. Changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our business. For example, on October 18, 2021, the Biden Administration announced a multi-agency, three-year strategy to begin addressing per-and polyfluoroalkyl substances (PFAS), known as “forever chemicals.” As a part of ongoing efforts to implement that initiative, the EPA: (i) finalized a rule in December 2021 pertaining to monitoring of PFAS in drinking water; (ii) issued a proposed rule in March 2023 to establish regulatory levels for PFOA, PFOS, PFNA, PFHzS, PFBS, and GenX chemicals in drinking water; (iii) issued a proposed rule in August 2022 to designate two of the most widely used PFAS as hazardous substances under CERCLA, or Superfund; (iv) announced two rulemaking efforts in October 2021 to address PFAS under the Resource Conservation and Recovery Act (RCRA); (v) and expects to develop additional rules restricting PFAS discharges from industrial sources. These new regulatory initiatives addressing PFAS in drinking water could impact the water side of our business.

With respect to service of customers on the Lowry Ranch, the Rangeview District’s rates might not be sufficient to cover the cost of compliance with additional or more stringent requirements, or we may be required to reserve more water than necessary for use on the Lowry Ranch to ensure the proper level of service to Lowry Ranch customers. If the cost of compliance were to increase, we anticipate that the rates of the nearby water providers that the Rangeview District uses to establish its rates and charges would increase to reflect these cost increases, thereby allowing the Rangeview District to increase its rates and charges. However, these water providers may not raise their rates in an amount that would be sufficient to enable the Rangeview District (and us) to cover any increased compliance costs.

Changes in other environmental laws may also affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. With respect to wetlands, the U.S. Supreme Court’s 2023 decision in Sackett v. Environmental Protection Agency narrowed federal jurisdiction over wetlands under the Clean Water Act and related permitting requirements, which could simplify our permitting requirements for building near some wetlands. However, it is expected that further clarifications and changes may arise through implementing federal regulations, additional litigation over application of the Court’s decision, and/or state laws and regulations.

Government agencies may initiate audits, reviews, or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. Further, we may experience delays and increased expenses because of legal challenges to our proposed development activities, whether brought by governmental authorities or private parties. In addition, tariffs imposed by the United States on imported steel could increase our property development costs. It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs. With respect to service of customers on the Lowry Ranch, the Rangeview District’s rates might not be sufficient to cover the cost of compliance with new requirements. Although we would expect the rates of the nearby water providers that the Rangeview District uses to establish its rates and charges to increase to cover increased compliance costs, such rates may not cover all our costs and our costs of complying with new standards or laws could adversely affect our business, results of operations or financial condition. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.

Laws and regulations related to climate change, greenhouse gases, and energy may adversely affect us by directly and indirectly increasing the cost of or restricting our planned future growth activities. A variety of state legislation, regulations, and policies have been enacted in recent years relating to energy, climate change, greenhouse gas emissions reporting and controls, land use, and energy efficient building codes,  in addition to the numerous above-discussed state and federal laws and regulations adopted in the past year regulating the siting of, emissions from, and chemicals used in oil and gas production. For example and as mentioned above, HB 22-1362 requires energy efficient and low carbon building codes to be adopted by the state and local governments by 2025 and 2026, respectively. Further, HB 21-1286 requires large (50,000 square feet or more) commercial, multifamily, and public buildings to annually report energy usage and reduce the buildings’ GHG emissions by 7% by 2026 and 20% by 2030. The AQCC adopted regulations implementing HB 21-1286 in 2023. Additionally, HB 23-1233 will require multifamily buildings to be solar-ready and electric vehicle-ready. Our future housing development costs and the cost of operating and maintaining our multifamily housing developments could be negatively impacted by HB 22-1362, HB 21-1286, and HB 23-1233, in conjunction with HB 23-1161 (appliance efficiency standards) and earlier enacted efficiency standards for appliances, plumbing fixtures, and buildings (e.g., HB 19-1231, HB 19-1260).

Colorado has also enacted ambitions GHG reduction targets, initially with HB 19-1261 and recently made yet more stringent with SB 23-016, which aims to reduce the state’s overall greenhouse gas emissions 100% below 2005 levels by 2050 and includes a series of interim targets. These legislated targets could lead to additional regulation impacting the housing development, water, and oil and gas industries in the future, which could increase our costs. There are also ongoing efforts to implement these greenhouse gas targets, other bills (e.g., HB 19-096, requiring GHG emissions reporting by certain entities pursuant to AQCC regulations; SB 23-1210, requiring the Colorado Energy Office to create a “carbon management roadmap”), and the Colorado Governor’s 2021 Colorado Greenhouse Gas Pollution Reduction Roadmap identifying strategies to reduce greenhouse gas emissions from a variety of sources, including buildings, transportation, and oil and gas mining and production. For example, pursuant to 19-096 the AQCC adopted and updated its Air Regulation Number 22 and Regulation Number 7 requiring monitoring, reporting, and reduction of GHGs and ozone precursors from certain categories of emitters, such as industrial wastewater treatment facilities and oil and gas operators. In addition, at the federal level, the SEC’s proposed climate risks disclosures and greenhouse gas reporting rule could, if finalized, impose additional compliance costs on our business, as well as for the oil and gas producers with whom we do business. As climate change concerns continue to grow, enactment of additional climate and energy legislation and regulations at the state, local, and federal levels may continue, and compliance with legislation and regulations of this nature is expected to become more costly.

On top of the direct impacts of climate and energy-related policies, there may also be indirect impacts. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are dependent on significant amounts of raw materials, such as pipe, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of the materials used in the development of our properties are burdened with expensive tariffs, cap and trade and similar taxes and regulations.

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

The enactment and implementation of SB 19-181 increasing state and local regulatory oversight of oil and gas development could have an adverse effect on our water sales to the oil and gas industry for hydraulic fracturing (fracking) and demand for new homes at Sky Ranch. Enacted in 2019, SB 19-181 authorizes local governments to approve the siting of oil and gas locations and regulate the surface impacts of oil and natural gas development through local requirements that may be more stringent than state requirements. SB 19-181 also changed the mission of the Colorado Energy and Carbon Management Commission (or, at the time, the Colorado Oil and Gas Conservation Commission) from fostering responsible and balanced development of natural resources and oil and gas, to regulating the development and production of natural resources and oil and gas in order to “protect” and “minimize” “adverse impacts to public health, safety, and welfare, including protection of the environment and wildlife resources. SB 19-181 also requires what is now the Colorado Energy and Carbon Management Commission and the AQCC to undertake rulemakings on environmental protection, facility siting, increased inspections and public disclosures, elimination of hard caps on application fees, increasing required financial assurances, and minimizing emissions of hydrocarbons and other compounds. The COGCC and the AQCC have promulgated several rules pursuant to SB 19-181 over the past several years, as summarized below.

Regulations implemented by the Colorado Energy and Carbon Management Commission pursuant to SB 19-181 could adversely impact our land development activities by limiting the number of lots available for land development in Colorado and could adversely impact our water sales for fracking by limiting the land available for oil and gas production. As a part of implementing SB 19-181, the COGCC approved a rule (Setback Rule) imposing setbacks and siting requirements for well locations. The Setback Rule, which took effect in 2021, prohibits, without exception, working well pad surfaces from being located within 2,000 feet of a school facility or childcare center, or within 500 feet from one or more residential buildings that are not subject to a surface use agreement or waiver. The Setback Rule also generally prohibits any well pad surface from being located greater than 500 feet and less than 2,000 feet from a residential or high occupancy building, but allows such locations to obtain an exemption by satisfying certain requirements (such as consent from owners and tenants) or by obtaining a Commission finding, after a hearing,  that the conditions of approval will provide “substantially equivalent protections” to a 2,000 foot setback for public health, safety, welfare, the environment, wildlife resources, and disproportionately impacted communities.

Depending on how the Setback Rule is applied and interpreted, it could have the effect of limiting property development within 2,000 feet of a well pad surface. As noted above, to develop oil and gas near residential or high occupancy buildings, the applicant will need an exception from the Commission by obtaining explicit, informed consent from both the landowner and their tenants (as applicable) to the proposed oil and gas location, or by demonstrating that conditions on approval will provide “substantially equivalent protections” to a 2,000-foot setback. Applicants who are unable to obtain such an exception may be forced to choose between using their property for oil and gas development or for residential and commercial development. So, under a restrictive interpretation of the Setback Rule and its exceptions, we might have to limit drilling on our mineral rights at Sky Ranch to proceed with the occupancy densities we have planned, which would adversely affect our industrial water sales to the oil and gas industry. The Setback Rule could also reduce the supply of other land acquisition opportunities for development. Alternatively, the Setback Rule could make such residential properties more attractive to people who prefer to live farther from oil and gas developments. Additionally, any rules that would require the Land Board to elect between oil and gas or residential and commercial land development with respect to the Lowry Ranch would likely have an adverse effect on our financial condition, because we have the exclusive right to provide water service to customers on the Lowry Ranch, including both lessees of the oil and gas rights on the Lowry Ranch and future occupants of the Lowry Ranch if the Land Board sells the land for development. Our business could be further impacted by more restrictive local regulations, such as Adams County’s rule requiring oil and gas facilities to be set back 2,000 feet from residences, schools, and certain waterbodies, and Arapahoe County’s recently adopted rule generally requiring a one-mile setback from existing and planned reservoirs, as well as Arapahoe County’s proposed rule that would, if adopted, increase setbacks from occupied structures, platted lots, outside activity areas, and water bodies. These local ordinances, as well as similar ordinances that other local jurisdictions may implement in the future, may adversely impact the buildable area and costs of our development and our clients’ development.

In addition to the Setback Rule, state agencies have recently adopted other regulations on oil and gas development as a part of implementing SB 19-181 and other recently enacted legislation such as HB 22-1244, HB 19-096, and HB 19-1261. For example, the Colorado Energy and Carbon Management Commission in recent years has adopted new rules for testing and ensuring the integrity of oil and gas flow lines and well bores and has imposed new fees and financial assurance requirements for oil and gas facilities. In addition, the AQCC has, in recent years, approved rules calling for more frequent inspections of oil and gas equipment, imposing new GHG intensity standards for oil and gas operators, and requiring reporting and reduction of GHG emissions, ozone precursors, and hydrocarbons by oil and gas operations as well as industrial wastewater treatment facilities, where applicable. Similarly, the AQCC adopted increasingly restrictive GHG intensity standards for upstream oil and gas operations and related “verification” and monitoring requirements. The AQCC also published an initial list of toxic air contaminants as a first step toward regulation under HB 22-1244.

These and related rulemaking activities by state agencies and local governments could lead to delays and additional costs for oil and gas operators, which, in turn, could result in a decline in oil and gas drilling activities. A significant decline in oil and gas drilling activities in and around the Lowry Ranch and our Sky Ranch property would have an adverse effect on our water sales for fracking and our financial condition. Further, a significant decline in oil and gas activities throughout Colorado could negatively impact the Colorado economy, which could have an adverse effect on demand for new homes at Sky Ranch.

Future Ballot Initiatives at the State or Local Level Could Restrict Oil and Gas and Land Development. In the past decade, interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have put forward ballot initiatives that, if approved, would have significantly curtailed oil and natural gas development in the state. For example, in 2018, Proposition 112 would have imposed a 2,500-foot setback from any building or waterway in Colorado. Although Colorado voters rejected that measure, the influential power of even failed ballot initiatives is demonstrated by the fact that the Colorado Legislature and Governor passed SB 19-181 the following year and, pursuant to that law, the Colorado Energy and Carbon Management Commission promulgated the similar, though less restrictive, Setback Rule. In August 2023, environmental groups submitted language for the 2024 ballot that would ban new hydraulic fracturing permits after 2030. It is not yet clear whether this proposal will make it to the ballot, but if it does and if it were to win, that could materially threaten our oil and gas clients and, in turn, our business.

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

Conflicts of interest may arise relating to the operation of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. Our Chief Executive Officer and two of our employees constitute the majority of the directors of each of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. These officers and employees, along with Pure Cycle, and one unrelated individual, own certain property interests in the 40 acres that constitute the Rangeview District and the acreage that constitutes the Sky Ranch Districts. We have made loans to the Rangeview District to fund its operations. As of August 31, 2023, total principal and interest owed to us by the Rangeview District was just under $1.2 million. Pursuant to our water and wastewater service agreements with the Rangeview District, of the net amounts retained by the Rangeview District, the Rangeview District retains two percent of the revenues from the sale of water to its end-use customers and 10% of the revenues from the provision of wastewater services to its end-use customers. Proceeds from the fee collections will initially be used to repay the Rangeview District’s obligations to us, but after these loans are repaid, the Rangeview District is not required to use the funds to benefit Pure Cycle.

Similarly, we have made loans to and incurred expenses reimbursable by the Sky Ranch Districts and the Sky Ranch CAB. As of August 31, 2023, the Sky Ranch CAB owes us $24.9 million related to construction of public improvements on the Sky Ranch property, including project management fees and interest on these amounts. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient cash flows from either property taxes, fees or from the issuance of bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have received benefits from our activities undertaken in conjunction with the Rangeview and Sky Ranch Districts and the Sky Ranch CAB, but conflicts may arise between our interests and those of the Rangeview and Sky Ranch Districts and the Sky Ranch CAB and our officers and employees who are acting in dual capacities in negotiating contracts to which we and a district and/or the Sky Ranch CAB are parties. We expect that the Rangeview and Sky Ranch Districts will expand when more properties are developed and become part of the respective districts, and our officers and employees acting as directors of these districts will have fiduciary obligations to those other constituents. Conflicts may not be resolved in our best interest. In addition, other landowners coming into a district will be eligible to vote and to serve as directors of these districts. Our officers and employees may not remain as directors of these districts, and the actions of subsequently elected boards could have an adverse impact on our operations.

Growth limitations or moratoriums imposed by governmental authorities could adversely affect our land development activities or the land development activities of our customers, which could adversely impact both the land development and water and wastewater segments of our business. The State of Colorado recently enacted HB 23-1255, which generally prohibits local governments from enacting or enforcing local housing growth-restrictions laws that would limit housing supply, development applications, or building permits. However, under certain circumstances, local governments may implement a temporary moratorium of up to 2 years. While this new law alleviates concerns that a local government in our planned development areas might permanently restrict new growth, a temporary moratorium could still have the effect of delaying, limiting or halting development within Sky Ranch or other areas where we may provide water and wastewater services or develop land. Because all of the property in Sky Ranch has been platted, we do not expect future growth moratoriums to restrict Sky Ranch as currently planned; however, if temporary growth moratoriums or restrictions are imposed in the areas in which we provide services or develop land, it could negatively impact our ability to develop our land as planned or our customers’ ability to grow their communities as anticipated, which would also reduce the number of water and wastewater service customers we expect, which would have a negative impact on our business and financial condition.

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

Contamination to our water supply may result in disruption in our services and litigation, which could adversely affect our business, operating results and financial condition. Our water supplies are subject to the risk of potential contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage. Our land at Sky Ranch and a portion of the Lowry Ranch have been leased for oil and gas exploration and development. Such exploration and development could expose us to additional contamination risks from related leaks or spills. In addition, we handle certain hazardous materials at our water treatment facilities, primarily sodium hypochlorite. Any failure of our operation of the facilities or any contamination of our supplies, including sewage spills, noncompliance with water quality standards, hazardous materials leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. If any of these events occur, we may have to interrupt the use of that water supply until we are able to substitute the supply from another source or treat the contaminated supply. We cannot assure that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.

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

Our Lowry Ranch surface water rights are “conditional decrees” and require findings of reasonable diligence. Our surface water interests and reservoir sites at the Lowry Ranch are conditionally decreed and are subject to a finding of reasonable diligence from the Colorado water court every six years. To arrive at a finding of reasonable diligence, the water court must determine that we continue to diligently pursue the development of said water rights. If the water court is unable to make such a finding, we could lose the water right under review. During each of fiscal 2012 and 2018, the Lowry Ranch conditional decrees were granted review by the water court, which determined that we and the Rangeview District met the diligence criteria. The water court entered a finding of reasonable diligence on the Lowry Ranch surface water decrees in January 2019. Our next review for reasonable diligence on the Lowry Ranch surface water decrees will be in January 2025. We believe we will be successful in maintaining our decrees as we continue to develop these rights. If the water court does not make a determination of reasonable diligence, the value of our interests in the Rangeview Water Supply would be materially adversely impacted.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Water Related Assets

In addition to the water rights and adjudicated reservoir sites that are described in Item 1 – Our Water and Land Assets, we own or have exclusive rights to use, through the Rangeview District a 1.0 million-gallon and two 500,000-gallon treated water storage tanks, three storage reservoirs that can store 1.7 million barrels of water (71.4 million gallons), five deep water wells, three alluvial wells, three pump stations, over 50 miles of water transmission and distribution lines, and more than 10 miles of wastewater collection pipelines in Arapahoe County, Colorado. In conjunction with Wild Pointe, and the Elbert 86 District, we have exclusive rights to use, operate and maintain two water tanks with a combined capacity of 438,000 gallons, two deep water wells, a pump station, and 11 miles of transmission lines serving customers at Wild Pointe in Elbert County. These assets are used to provide service to our customers.

Land and Mineral Interests

We own approximately 588 acres of land remaining at our Sky Ranch Master Planned Community as well as approximately 634 net mineral acres at Sky Ranch. We own 40 acres of land that comprise the current boundaries of the Rangeview District (together with all the mineral rights). We own 700 acres of land in the Arkansas River Valley, and we hold 13,900 acres of mineral interests in the Arkansas River Valley in Southeast Colorado in Otero, Bent and Prowers Counties. We also own 261 acres in Weld County together with certain water shares in the Henrylyn Irrigation District and groundwater rights in the Lost Creek Designated Basin.

Item 3 – Legal Proceedings

None.

Item 4 – Mine Safety Disclosures

Not Applicable

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “PCYO.”

Holders

On November 10, 2023, there were 839 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

On November 2, 2022, our Board of Directors approved a stock repurchase program. The program is open-ended and authorizes repurchases of up to an aggregate of 200,000 shares of common stock in the open market.  As of August 31, 2023, no shares had been repurchased under the repurchase program. The following table presents the number and average price of shares purchased in each month of the first quarter of fiscal 2024 as of November 10, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 2023	15,000	$10.06	15,000	185,000
October 2023	5,000	9.49	5,000	180,000

Total	20,000	$9.78	20,000	180,000

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

Executive Summary

Due to rapidly rising mortgage interest rates, we saw a slow-down in the demand for housing which impacted our land development segment during fiscal 2023, with a similar cooling to water/wastewater sales.  Only our single-family rental business saw an increase in revenue, due the addition of 11 more rental homes during fiscal 2023. Our land development segment was negatively impacted by construction delays in the continued development of our Sky Ranch Master Planned Community. Phase 1 is now complete, with Phase 2A at approximately 93% complete, and Phase 2B at approximately 31% complete. We continue to work on projects to expand our water assets by completing two new wells on the Lowry Ranch that we expect to be placed in service during the second quarter of fiscal 2024. Our notable financial highlights from fiscal 2023 include the following:

●	Total revenues were $14.5 million, down from $23.0 million in 2022, primarily driven by construction delays related to lot sales at Sky Ranch and reduced water sales to oil and gas operators for use in their drilling operations;

◾	Revenue from commercial water sales, which includes selling water to oil and gas operators, was $3.1 million in 2023 compared to $4.1 million in 2022;

◾	Recorded lot sales for 2023 were $6.8 million, compared to $12.2 million in 2022, which is due to the construction delays experienced in both Phase 2A and 2B;

●	Pre-tax income was $6.2 million in 2023, which is down from $12.7 million in 2022;

●	In 2023 we posted $0.19 of earnings per fully diluted common share, which is down from $0.40 in 2022;

●	Total assets continue to increase to $133.2 million at August 31, 2023 from $129.2 million at August 31, 2022; and

●	Total equity increased to $118.2 million at August 31, 2023 from $113.0 million at August 31, 2022.

Recent Developments

The housing market deteriorated in the third quarter of calendar 2022 and continued through fiscal 2023 as the Federal Reserve remained aggressive in its actions to combat inflation by raising interest rates. As a result, 30-year fixed mortgage rates have continued to rise and are at their highest level in over 15 years. The magnitude and speed of these recent rate increases has caused many buyers to pause and reconsider a home purchase.

We believe several long-term land development and housing market fundamental factors remain positive, including favorable demographics, a lot and housing supply-demand imbalance resulting from a decade-plus underproduction of new homes in relation to population growth, and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these factors, the current demand for new homes is subject to continued uncertainty due to many factors. The combination of sharply higher mortgage interest rates since early 2022, several years of rising housing prices, elevated inflation, and various other macroeconomic and geopolitical concerns, is moderating housing demand which is expected to continue into 2024. Given current conditions, we plan to continue to monitor market dynamics and surrounding community performance and adjust the timing of additional construction expenditures at Sky Ranch as necessary. We believe our reasonably priced (entry level) lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate the changing market better than other surrounding and significantly higher priced communities.

Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economics, homebuilding industry, capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly regarding housing and mortgage loan financing policies). The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 and 2023 to moderate persistent U.S. inflation, and the further actions it has stated it intends to take, are expected to be an ongoing headwind for the housing market in 2024 and beyond, as they have elevated mortgage loan interest rates, and created macroeconomic uncertainty and volatility across financial markets. Prolonged supply chain disruptions and other production-related challenges could extend or delay our construction cycle times and intensify construction-related cost pressures beyond our experience in fiscal 2023. In addition, consumer demand for our homes, and our ability to grow our scale, revenues and returns in fiscal 2024 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. or in the Colorado markets. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in fiscal 2023, should not be considered indicative of our future results.

Results of Operations

The results of our operations for the fiscal years ended August 31, 2023 and 2022 were as follows:

	Year Ended
(In thousands, except for water deliveries and taps sold)	August 31, 2023	August 31, 2022	$ Change	% Change
Water and wastewater resource revenue	$7,323	$10,051	$(2,728)	(27)%
Land development revenue
Lot sales	6,815	12,187	(5,372)	(44)%
Project management fees	283	683	(400)	(59)%
Single-family rental	165	82	83	101%
Total revenue	14,586	23,003	(8,417)	(37)%

Water and wastewater resource cost of revenue	4,581	4,440	141	3%
Land development cost of revenue	1,892	2,166	(274)	(13)%
Single-family rental cost of revenue	73	23	50	217%
Total cost of revenue	6,546	6,629	(83)	(1)%

General and administrative expense and depreciation	5,968	6,278	(310)	(5)%
Operating income	2,072	10,096	(8,024)	(79)%
Other income, net	4,148	2,609	1,539	59%
Income tax expense	(1,521)	(3,086)	(1,565)	(51)%
Net income	$4,699	$9,619	$(4,920)	(51)%

Basic EPS	$0.20	$0.40	$(0.20)	(50)%
Diluted EPS	$0.19	$0.40	$(0.21)	(53)%

Water delivered (thousands of gallons)	313,819	404,947	(91,128)	(23)%
Water taps sold	104	159	(55)	(35)%
Wastewater taps sold	90	154	(64)	(42)%

Fiscal 2023 vs. Fiscal 2022

Revenue – Total revenue decreased in 2023 as compared to 2022, primarily due to delays in the continued development of our Sky Ranch Master Planned Community because of home builders’ caution in the housing market as a result of rising interest rates. The delays in development resulted in a reduction in water and wastewater tap sales and project management fees. Additionally, commercial water sales, mainly to oil and gas operators for use in their drilling operations, decreased from $4.1 million in 2022 to $3.1 million in 2023. These decreases include decreased tap revenue (from $4.9 million in 2022 to $3.0 million in 2023), and project management revenue at Sky Ranch (from $0.7 million in 2022 to $0.3 million in 2023). As Sky Ranch continues to grow, we expect lot sales to generate significant revenue in the future, and increasing water and wastewater usage and taps purchased as we continue to add customers to our water resource development segment.

Cost of revenue – Total costs of revenue decreased marginally in 2023 as compared to 2022, primarily due to reduced construction costs in the development of Sky Ranch as construction delays were encountered.

General and administrative expense – General and administrative expense net decreased in 2023 as compared to 2022, primarily due to the receipt of three quarters of qualified Employee Retention Credits from the Internal Revenue Service.

Other income, net – Other income, net increased in 2023 as compared to 2022, primarily due to the receipt of several one-time payments from oil and gas operators primarily for surface use and damage payment agreements. Additionally, in fiscal 2023 we recognized $0.2 million of interest expense, compared to $0.1 million in fiscal 2022, related to three notes payable we entered into with our primary lender for the financing of the rental homes and the Lost Creek Water purchase, which are described in greater detail in Note 8 to the accompanying consolidated financial statements.

Income tax expense – Income tax expense decreased in 2023 as compared to 2022, due to lower pre-tax income primarily from the impact of construction delays in developing Sky Ranch. Our effective tax rate remained relatively consistent year over year.

Water delivered – Water deliveries decreased in 2023 as compared to 2022, primarily due to decreased sales to oil and gas operators, offset by new Sky Ranch customers. Oil and gas operations are highly variable and dependent on oil prices, demand for gas, and timing of other leases in our service areas; therefore, we cannot provide any assurances that we will realize this level of sales to oil and gas customers in the future. As Sky Ranch continues to develop, we anticipate continued growth in our residential water and wastewater service revenues.

Water and wastewater tap sales – Water and wastewater tap sales decreased in 2023 as compared to 2022 due to the timing of closings at Sky Ranch. The decrease in tap sales was offset by an increase in the rate per water tap sold in 2023. Tap sales are driven by the issuance of building permits and the timing of these are not contractually established with the home builders. During fiscal 2023, we sold 90 taps in Phase 2A, with an additional 10 taps allocated to our single-family rental segment. These taps combined with the sale of 113 taps in fiscal 2022 leave a remaining 16 taps which we expect to sell in fiscal 2024 for a total of 229 lots in Phase 2A. We expect to substantially complete the next 211 lots in Phase 2B in fiscal 2024 and expect to realize additional tap sales in fiscal 2024 relating to the delivery of the Phase 2B lots.

Lots delivered – The number of lots delivered (which refers to when title passed on a lot to the homebuilder) decreased in 2023 compared to 2022 due to all lots in Phase 2A being delivered to builders by the end of fiscal 2022. No finished lots were delivered to homebuilders during fiscal 2023; however, we did recognize certain milestone payments from our Lot Delivery Agreements from home builders in 2023 which accounted for $3.8 million in lot sales revenue for Phase 2B and $3.0 million in lot sales revenue for Phase 2A. We expect to be substantially complete with the delivery of all 211 Phase 2B lots during fiscal 2024. Despite lots being transferred to the homebuilders, we still have various construction activities to complete Phase 2A and to turn over the completed infrastructure to the applicable governmental agency for maintenance.

Water and Wastewater Resource Development Results of Operations

	Year Ended
(In thousands, except for water deliveries)	August 31, 2023	August 31, 2022	$ Change	% Change
Metered water usage from:
Municipal water usage	$504	$440	$64	15%
Commercial water usage	3,059	4,107	(1,048)	(26)%
Wastewater treatment fees	302	248	54	22%
Water and wastewater tap fees	2,991	4,922	(1,931)	(39)%
Other revenue	467	334	133	40%
Total segment revenue	7,323	10,051	(2,728)	(27)%

Water service costs	1,757	1,910	(153)	(8)%
Wastewater service costs	675	501	174	35%
Depreciation	1,658	1,740	(82)	(5)%
Other	491	289	202	70%
Total expenses	4,581	4,440	141	3%
Segment operating income	$2,742	$5,611	$(2,869)	(51)%

Water deliveries (thousands of gallons)
On Site	2,864	5,786	(2,922)	(51)%
Commercial sales - export water and other	16,217	23,976	(7,759)	(32)%
Sky Ranch	62,758	50,471	12,287	24%
Wild Pointe	31,259	32,278	(1,019)	(3)%
O&G operations	200,721	292,436	(91,715)	(31)%
Total water deliveries	313,819	404,947	(91,128)	(23)%

Municipal water usage – Municipal water usage increased in 2023 compared to 2022, primarily due to new Sky Ranch customers in our water and wastewater resource development segment. We anticipate these revenues to continue to increase in the future as more customers are added to our system as Sky Ranch continues to develop.

Commercial water usage – The main component of commercial water usage is from sales to oil and gas operators for use in their drilling process. Commercial water sales decreased during fiscal 2023, primarily due to decreased demand by our oil and gas customers. Because oil and gas is cyclical in nature as demand and prices fluctuate, we have no way of knowing if water provided to oil and gas operators will increase or decrease in the future.

Wastewater treatment fees – Wastewater treatment fees increased in 2023 compared to 2022, primarily due to new Sky Ranch customers in our water and wastewater resource development segment. We anticipate these revenues to continue to increase in the future as more customers are added to our system as Sky Ranch continues to develop.

Water and wastewater tap fees –Water and wastewater tap sales decreased in 2023 compared to 2022, primarily due to a decrease in the number of taps sold due to timing on construction of Phase 2A and the delayed start of Phase 2B, which was partially offset by a price increase of water and wastewater taps. Water and wastewater taps are sold to home builders at the time a building permit is issued and are dependent on when the home builder constructs homes and not contractually driven in terms of timing; therefore, timing of tap sales fluctuate with demand for new construction. During the fiscal year ended 2023, the average price of a Sky Ranch water and wastewater tap was $30,000 compared to $28,000 per tap for the fiscal year 2022.

Other revenue – Other revenue increased in 2023 as compared to 2022, primarily due to increased revenues on the grading, erosion, and sediment control (GESC) and fence contracts at Sky Ranch, offset by reductions in construction management revenue related to the construction of the school in Sky Ranch.

Water service costs – Water service costs decreased in 2023 as compared to 2022, primarily due to fewer additional incurred costs related to lower oil and gas water deliveries this fiscal year.

Wastewater service costs – Wastewater service costs increased in 2023 as compared to 2022, primarily due to additional costs incurred with the servicing of the Ridgeview facility, which required work to be completed in anticipation of new tenants in fiscal 2024.

Other costs of revenue – Other costs of revenue increased in 2023 as compared to 2022, primarily due to costs associated with the GESC and fence contracts in Sky Ranch.

Water delivered – Water deliveries decreased in 2023 as compared to 2022, primarily due to decreased oil and gas operations, offset by new Sky Ranch customers.

Land Development Results of Operations

	Year Ended
(In thousands)	August 31, 2023	August 31, 2022	$ Change	% Change
Lot sales	$6,815	$12,187	$(5,372)	(44)%
Project management revenue	283	683	(400)	(59)
Total revenue	7,098	12,870	(5,772)	(45)%

Land development construction and project management costs	1,892	2,166	(274)	(13)%

Segment operating income	$5,206	$10,704	$(5,498)	(51)%

Lot sales – Lot sales decreased in 2023 as compared to 2022, primarily due to construction delays in beginning Phase 2B coupled by the slower completion of Phase 2A, which still has approximately 7% of final landscaping and public improvements to be completed to finalize the phase. We delayed the start of construction on Phase 2B for 90 days due to home builders’ caution in the housing market as a result of rising interest rates.

Project management revenues – Project management revenues decreased in 2023 as compared to 2022, which was primarily due to the construction delays encountered in beginning Phase 2B. We earn a 5% project management fee on construction costs for managing the completion of public improvements at Sky Ranch.

Land development construction and project management costs – Land development construction costs decreased in 2023 as compared to 2022, primarily due construction delays encountered in Phases 2A and 2B. As Phase 2A winds down, more of our costs are anticipated to be public improvements costs, whereas the beginning of Phase 2B is anticipated result in us incurring more lot costs.  This is due to the timing of the development of the costs incurred in the beginning of the development phase compared to those costs incurred towards the end.

Lots delivered – The number of lots delivered (which refers to when title is passed to the homebuilder) decreased in 2023 compared to 2022 due to all lots in Phase 2A of Sky Ranch having been delivered by the end of fiscal 2022. No finished lots were delivered to homebuilders during fiscal 2023. Despite the lots being transferred to the homebuilders, we still have various construction activities to complete Phase 2A to turn over the completed infrastructure to the applicable governmental agency that will maintain the infrastructure, and we did receive certain milestone payments for Phase 2B lots. Because we record lot sales as construction progresses, the timing of revenue and lot deliveries are not necessarily correlated.

General and Administrative Expenses

The table below details significant items and changes included in our General and Administrative Expenses (G&A Expenses) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2023 and 2022.

Summary of G&A Expenses

	Year Ended
(in thousands)	August 31, 2023	August 31, 2022	$ Change	% Change
Significant G&A Expense items:
Salary and salary-related expenses	$2,678	$3,368	$(690)	(20)%
Share-based compensation	539	603	(64)	(11)%
Professional fees	832	601	231	38%
Public entity-related expenses, including director fees	449	484	(35)	(7)%
Corporate insurance	299	233	66	28%
All other combined	673	604	69	11%
G&A Expenses as reported	$5,470	$5,893	$(423)	(7)%

Salary and Salary-Related Expenses – Salary and salary-related expenses net decreased in fiscal 2023 compared to fiscal 2022 due to the receipt of three quarters worth of Employee Retention Credits from the Internal Revenue Service. During fiscal 2023, we increased our staff by two employees. Share-based compensation expense decreased due to options and restricted stock grant forfeitures during fiscal 2023.

Professional Fees – Professional fees consist mainly of IT and telecom, legal, consulting and accounting fees.  IT, telecom and legal fees increased over the prior year as information technology and cyber security have continued to take on an increased focused, and we amended builder contracts to better time lot delivers to a slowing residential housing market.

Public Entity-Related Expenses, including director fees – Costs associated with being a corporation and costs associated with being a publicly traded entity consist primarily of XBRL and EDGAR conversion fees, stock exchange fees, and press releases. These costs fluctuate from year to year but remained relatively consistent from 2022 to 2023. Compensation including stock grants paid to our board increased in fiscal 2023 compared to fiscal 2022.

Corporate insurance – Corporate insurance costs increased as our operations continue to expand, which is due to adding additional construction and rental home policies, and overall insurance rate increases.

All other – All other expenses include typical operating expenses related to the maintenance of our office and equipment, business development, travel, property taxes, and funding provided to the Rangeview District and the Sky Ranch Districts. Other expenses increased during fiscal 2023 compared to fiscal 2022. The changes were primarily the result of increased equipment maintenance and the timing of various expenses, which will fluctuate year over year.

Liquidity, Capital Resources and Financial Position

We believe we are well-positioned to navigate the ever-evolving market conditions given our strong financial position. At August 31, 2023, our working capital, defined as current assets less current liabilities, was $23.2 million, which includes $26.0 million in cash and cash equivalents. We believe that as of August 31, 2023, and as of the date of the filing of this Annual Report on Form 10-K, we have sufficient working capital to fund our operations for the next 12 months. We have completed Phase 1 and have completed nearly 93% of the work required to deliver Phase 2A at Sky Ranch. Phase 2B is nearly 31% complete and we anticipate starting work on Phase 2C during fiscal 2024. We have sold 219 lots in Phase 2A (retaining 10 lots for ourselves) at Sky Ranch and have just over 7% of the construction related activities remaining for Phase 2A to be finished. We expect to spend $1.5 million in the next twelve months completing the construction of Phase 2A (of which we estimate $1.4 million will be reimbursable by the Sky Ranch CAB). We expect to be substantially complete with Phase 2B during our fiscal 2024 and expect to spend $13.0 million in the next twelve months on remaining Phase 2B construction activities (of which we estimate $10.3 million will be reimbursable by the Sky Ranch CAB). We anticipate receiving nearly $13.0 million in milestone payments and approximately $3 million of water and wastewater taps fees from the homebuilders over the same period. We believe we can fund such capital expenditures from cash and cash equivalents on hand, phased payments from our lot sales agreements, and payments from the Sky Ranch CAB for reimbursement of public improvements.

Summary Cash Flows

	Year Ended
(In thousands)	August 31, 2023	August 31, 2022	$ Change	% Change
Cash (used) provided by:
Operating activities	$(2,339)	$17,454	$(19,793)	(113)%
Investing activities	(9,241)	(6,668)	(2,573)	(39)%
Financing activities	2,845	3,992	(1,147)	(29)%

Net Change in cash	$(8,735)	$14,778	$(23,513)	(159)%

Changes in Operating Activities – Operating activities include amounts we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, the sale of lots, the costs incurred in completing and delivering finished lots, rental income from single-family homes and the cost incurred in constructing our single-family rental homes, and G&A Expenses.

Cash used by operations in fiscal 2023 is primarily comprised of increases to the note receivable from the Sky Ranch CAB for the continued construction costs related to public improvements, partially offset by the timing of cash receipts of trade receivables, payments of payables and accrued liabilities, and federal and state income taxes payable. The Sky Ranch CAB made payments to us totaling $0.9 million in fiscal 2023 from excess funds from higher fees and property taxes collected by the Sky Ranch CAB. In fiscal 2022, cash provided by operations was primarily related to the reimbursement of capitalized reimbursable costs and interest of $24.1 million and cash collections from lot sales, partially offset by the timing differences on payments of payables and accrued liabilities, deferred revenue, and federal and state income taxes payable.

Changes in Investing Activities – Investing activities in fiscal 2023 consisted primarily of the investment in our land and water system of $3.9 million, additions to our single-family rentals of $3.5 million, and investments in future development phases of Sky Ranch for $1.7 million. Investing activities in fiscal 2022 consisted primarily of the investment in our land and water system of $5.5 million. We capitalize costs associated with obtaining, defending, enhancing, and developing our water rights. We capitalize costs incurred to construct infrastructure required to deliver water and wastewater services to our customers, and we capitalize costs to develop our land assets that are not sold to home builders.

Changes in Financing Activities – Financing activities in 2023 consisted of proceeds from debt of $3.0 million to finance the next 11 single-family rental homes. Financing activities in 2022 consisted of proceeds from debt of $4.0 million to finance our single-family rental homes and the acquisition of 370 acre feet of Lost Creek Water.

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

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors,

and Audit Committee of

Pure Cycle Corporation

Watkins, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pure Cycle Corporation (the Company) as of August 31, 2023, the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended August 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2023, and the results of its operations and its cash flows for the year ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition of Lot Sales

As described in Note 2 to the consolidated financial statements, the Company accounts for lot sales revenue over time as construction progresses, with progress measured based upon costs incurred to date compared to total expected costs for each particular construction phase. Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. For the year ended August 31, 2023, the Company recognized $6.8 million of lot sale revenue, over time, using the percentage of completion method.

Auditing lot sales revenue recognized under the percentage of complete method required a high degree of auditor judgment due to the use of significant assumptions developed by the management team, most notably the estimated budgeted cost for any particular phase to be developed and the estimated remaining cost to complete the phase being developed.

Our audit procedures related to the revenue recognition of lot sales included the following procedures:

●	Obtained an understanding and evaluated the design effectiveness of the Company’s processes over the development of estimated budgeted and remaining cost to complete the phase being developed.

●	Evaluated the reasonableness of management’s estimated budgeted and remaining cost to complete the phase being developed by performing the following:
o	Inspected contracts with customers
o	Tested a sample of actual costs incurred by phase
o	Physically observed the development sites
o	Interviewed the management team to gain an understanding of the budgeting process and project status
o	Performed a lookback analysis by comparing actual costs incurred to budgeted costs on historical, completed phases for similar projects
oAgreed the number of lots to be sold by builder to respective contracts

Collectability of Related-party Note Receivable – Reimbursable Public Improvements

As described in Note 2 and Note 5 to the consolidated financial statements, the Sky Ranch Community Authority Board (the Sky Ranch CAB) is responsible for building certain public improvements at Sky Ranch, for which the Company provided the funding to the Sky Ranch CAB and which is reimbursable to the Company. The Company has determined the reimbursement of public improvement costs, for which the Company has an enforceable right to payment, are probable of collection. The note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company for public improvements paid for by the Company, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community. As of August 31, 2023, the Company’s related-party note receivable was approximately $25 million.

Management’s estimate of collectability and whether the Sky Ranch CAB will have sufficient sources of liquidity to support the payment of the note receivable balance involves a long-term projection of the development of the Sky Ranch master planned community, and the future revenues that will be available for repayment of the note. Auditing this estimate requires complex auditor judgment because of the subjective and long-term nature of the estimation, and the specialized knowledge needed to address the matter.

Our audit procedures related to the collectability of the related party note receivable included the following procedures:

●	Obtained an understanding and evaluated the design effectiveness of the Company’s processes over the valuation analysis of the notes receivable.

●	Obtained and reviewed a legal analysis of the enforceability of the Company’s right to payment from the Sky Ranch CAB for the reimbursable costs.

●	Obtained and reviewed the valuation analysis of notes receivable report of management’s outside vendor and challenged management’s review of the appropriateness of the valuation; including but not limited to, testing all critical inputs, reasonableness of assumptions applied, and valuation models utilized by the outside vendor.

●	Utilized internal valuation specialists to assist with testing the reasonableness of the valuation analysis of notes receivable.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2022.

Denver, Colorado

November 15, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Pure Cycle Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pure Cycle Corporation (the “Company”) as of August 31, 2022, the related consolidated statements of income, shareholders' equity, and cash flows for the year ended August 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2022, and the results of its operations and its cash flows for the year ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2017 to 2022.

Broomfield, Colorado

November 14, 2022

● ● ● ● ● ● ●

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	August 31, 2023	August 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$26,012	$34,894
Trade accounts receivable, net	1,092	2,425
Land under development	1,726	—
Income taxes receivable	551	—
Prepaid expenses and other assets	346	467
Total current assets	29,727	37,786
Restricted cash	2,475	2,328
Investments in water and water systems, net	57,798	58,763
Construction in progress	5,457	1,224
Single-family rental units	4,490	975
Land and mineral rights:
Held for development	4,652	6,773
Held for investment purposes	451	451
Other assets	1,359	2,463
Notes receivable – related parties, including accrued interest
Reimbursable public improvements and project management fees	24,999	17,208
Other	1,451	1,120
Operating leases - right of use assets	357	138
Total assets	$133,216	$129,229

LIABILITIES:
Current liabilities:
Accounts payable	$1,960	$849
Accrued liabilities	1,761	2,029
Accrued liabilities – related parties	1,021	560
Income taxes payable	—	2,530
Deferred lot sale revenues	1,661	4,275
Deferred water sales revenues	69	570
Debt, current portion	31	10
Total current liabilities	6,503	10,823
Participating interests in export water supply	—	323
Debt, less current portion	6,885	3,950
Deferred tax liability, net	1,352	1,075
Lease obligations - operating leases, less current portion	242	62
Total liabilities	14,982	16,233
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,078,720 and 23,980,645 outstanding, respectively	80	80
Additional paid-in capital	174,689	174,150
Accumulated deficit	(56,535)	(61,234)
Total shareholders’ equity	118,234	112,996
Total liabilities and shareholders’ equity	$133,216	$129,229

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except share information)	August 31, 2023	August 31, 2022
Revenues:
Metered water usage from:
Municipal customers	$504	$440
Commercial customers	3,059	4,107
Wastewater treatment fees	302	248
Water and wastewater tap fees	2,991	4,922
Lot sales	6,815	12,187
Project management fees	283	683
Single-family rentals	165	82
Special facility projects and other	467	334
Total revenues	14,586	23,003

Expenses:
Water service operations	1,757	1,910
Wastewater service operations	675	501
Land development construction costs	1,606	1,990
Project management costs	286	176
Single-family rental costs	73	23
Depletion and depreciation	1,658	1,740
Other	491	289
Total cost of revenues	6,546	6,629

General and administrative expenses	5,470	5,893
Depreciation	498	385
Operating (loss) income	2,072	10,096

Other income (expense):
Interest income - related party	1,481	1,937
Interest income - Investments	1,023	32
Oil and gas royalty income, net	267	498
Oil and gas lease income, net	75	171
Other, net	1,508	61
Interest expense, net	(206)	(90)
Income from operations before income taxes	6,220	12,705
Income tax expense	1,521	3,086
Net income	$4,699	$9,619

Earnings per common share - basic and diluted
Basic	$0.20	$0.40
Diluted	$0.19	$0.40
Weighted average common shares outstanding:
Basic	24,031,068	23,953,740
Diluted	24,106,067	24,155,990

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended August 31, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2022	432,513	$—	23,980,645	$80	$174,150	$(61,234)	$112,996
Stock options exercised	—	—	63,877	—	—	—	—
Restricted stock grants	—	—	16,000	—	111	—	111
Stock granted for services	—	—	18,198	—	180	—	180
Share-based compensation	—	—	—	—	248	—	248
Net income	—	—	—	—	—	4,699	4,699
Balance at August 31, 2023	432,513	$—	24,078,720	$80	$174,689	$(56,535)	$118,234

	Year Ended August 31, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2021	432,513	$—	23,916,633	$80	$173,513	$(70,853)	$102,740
Stock options exercised	—	—	52,012	—	34	—	34
Stock granted for services	—	—	12,000	—	159	—	159
Share-based compensation	—	—	—	—	444	—	444
Net income	—	—	—	—	—	9,619	9,619
Balance at August 31, 2022	432,513	$—	23,980,645	$80	$174,150	$(61,234)	$112,996

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	August 31, 2023	August 31, 2022
Cash flows from operating activities:
Net income	$4,699	$9,619
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and depletion	2,156	2,125
Trade accounts receivable	1,333	(893)
Accounts payable and accrued liabilities	1,262	(2,362)
Other assets and liabilities	874	(83)
Share-based compensation expense	539	603
Deferred income taxes	277	(540)
Prepaid expenses	121	(59)
Amortized discount on U.S. Treasury Bills	(256)	—
Net activity for notes receivable - related party, other	(331)	43
Deferred water sales revenue	(501)	160
Land under development	(2,564)	608
Deferred lot sale revenues	(2,614)	2,280
Taxes payable / receivable	(3,081)	(1,633)
Net activity on note receivable - related party, reimbursable public improvements	(4,253)	7,586
Net cash (used) provided by operating activities	(2,339)	17,454
Cash flows from investing activities:
Maturity of held-to-maturity investments in U.S. Treasury Bills	15,256	—
Purchase of property and equipment	(394)	(157)
Investments in future development phases at Sky Ranch	(1,686)	(849)
Construction costs of single-family rentals	(3,480)	(143)
Investments in water and water systems	(3,937)	(5,519)
Purchase of held-to-maturity investments in U.S. Treasury Bills	(15,000)	—
Net cash used by investing activities	(9,241)	(6,668)
Cash flows from financing activities:
Proceeds from notes payable	3,000	4,000
Proceeds from option exercises	—	34
Payments on notes payable	(44)	(40)
Payments to contingent liability holders	(111)	(2)
Net cash provided by financing activities	2,845	3,992
Net change in cash, cash equivalents and restricted cash	(8,735)	14,778
Cash, cash equivalents and restricted cash – beginning of period	37,222	22,444
Cash, cash equivalents and restricted cash – end of period	$28,487	$37,222
Cash and cash equivalents	$26,012	$34,894
Restricted cash	2,475	2,328
Total cash, cash equivalents and restricted cash	$28,487	$37,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$947	$5,260
Cash paid for interest	$142	$55
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$727	$536
Issuance of stock for compensation	$111	$159
Change in investments in water and water systems included in accounts payable and accrued liabilities	$808	$157

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023 and 2022

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

Since its inception, Pure Cycle has accumulated valuable water and land interests and has developed an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region. Pure Cycle’s land assets are located along the bustling and high-profile I-70 corridor in the Denver metropolitan region. Through its land development segment, Pure Cycle is developing Sky Ranch, a 930-acre master planned community located four miles south of Denver International Airport. Sky Ranch is planned to include a mix of 3,200 single-family and multifamily residential units, including more than 200 single family residential homes owned by the Company for rent, and over two million square feet of commercial, retail, and industrial space.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company had no cash equivalents as of August 31, 2023 or 2022. At various times during the fiscal years ended August 31, 2023 and 2022, the Company’s main operating account exceeded federally insured limits. To date, the Company has never suffered a loss due to such excess balance.

Contract Asset

Contract assets reflect revenue which has been earned but not yet invoiced. Contract assets are transferred to receivables when the Company has the right to bill such amounts and they are invoiced. Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. At August 31, 2023 and August 31, 2022, the Company had no contract assets.

Land Under Development

The land under development account primarily includes land stated at cost which Pure Cycle is developing and plans to sell. Pure Cycle began developing its Sky Ranch property in 2017. Pure Cycle capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot. These costs are capitalized as incurred. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sold. Prior to fiscal 2021, costs included in the land under development accounts included common area costs Pure Cycle funded through the Sky Ranch CAB when collectability of such reimbursable costs was not considered probable. However, in fiscal 2021, because the Company believes these costs have and will be reimbursed by the Sky Ranch CAB, those costs are now reflected in a note receivable account from the Sky Ranch CAB since management believes collectability is deemed probable due to increases in mill levies resulting from remaining phases being in a different taxing district, the increased tax base resulting from completed homes and lots under contract, as well as other relevant factors impacting the Sky Ranch CAB’s future liquidity. As a result the land under development accounts primarily contain costs directly attributable to lots to be sold, which will not be reimbursed, but will be expensed as land cost of sales as lots are being completed and sold on a lot-by-lot basis.

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

Restricted cash – The Company has entered into five separate cash-secured performance standby letter of credit agreements with its primary bank to provide assurance the Company will perform on various construction agreements. As of August 31, 2023, the five letters of credit totaled $2.5 million, which are fully secured by cash held in a restricted account at the bank, which approximates its fair value as it is cash held in a savings account.

Notes receivable – related parties – The carrying amounts of the notes receivable – related parties (with the Rangeview Metropolitan District (Rangeview District) and the Sky Ranch CAB approximate their fair value because the interest rates on the notes currently approximate market rates.

Accounts payable – The carrying amounts of accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Debt – The carrying amounts of the Company’s debt approximate fair value because the rates are floating rates based on the prime lending rate, which approximates market rates.

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. The Company has recorded an allowance for uncollectible accounts in receivables from continuing operations totaling approximately $0.1 million for the periods ended August 31, 2023 and 2022. The allowance for uncollectible accounts was determined based on a specific review of all past due accounts.

Recoverability of Long-Lived Assets

The Company evaluates its long-lived assets for impairment if the Company determines events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s assumptions and market conditions. If any of its long-lived assets are deemed to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended August 31, 2023 and 2022, the Company did not identify any indications of impairment loss.

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

Revenue Recognition

The Company disaggregates revenue by major product line as reported on the consolidated statements of income.

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

Monthly water usage and wastewater treatment fees – Pure Cycle provides water and wastewater services to customers, for which the customers are charged monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single-family equivalent (SFE) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure. Pure Cycle recognizes wholesale water usage revenues at a point in time upon delivering water to its governmental customers’ end-use customers. Revenues recognized by Pure Cycle from the sale of “Export Water” and other portions of its “Rangeview Water Supply” off the “Lowry Ranch” are reported net of royalties to the State of Colorado Board of Land Commissioners (Land Board). Pure Cycle is the distributor of the Export Water and sets pricing for the sale of Export Water. Revenues recognized by Pure Cycle from the sale of water on the Lowry Ranch are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Ranch, the Rangeview District is directly selling the water and deemed the primary distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Ranch. See further description of “Export Water,” the “Lowry Ranch,” and the “Rangeview Water Supply” in Note 4 under “Rangeview Water Supply and Water System.”

Pure Cycle also sells raw water for industrial uses, mainly to oil and gas companies for use in the drilling processes (referred to as “O&G operations”). O&G operations revenues are recognized at a point in time upon delivering water to its governmental customers’ end-use customers, unless other special arrangements are made.

During the years ended August 31, 2023 and 2022, the Company delivered 313.8 million and 404.9 million gallons of water to customers. Of this, 64% and 70% was sold to O&G operators.

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

Pure Cycle recognizes water and wastewater tap fee revenues when Pure Cycle grants the right for the customer to connect to the water or wastewater service line to obtain service, and the customer pays the tap fee. During the years ended August 31, 2023 and 2022, Pure Cycle recognized $2.5 million and $4.1 million of water tap fee revenues. The water tap fees recognized are based on the amounts billed by the Rangeview District to customers, after deduction of royalties due to the Land Board for water taps, if applicable, and net of amounts paid to third parties pursuant to the CAA as further described in Note 6.

During the years ended August 31, 2023 and 2022, the Company recognized $0.5 million and $0.8 million of wastewater tap fee revenues.

Pure Cycle recognizes construction fees, including fees received to construct “special facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of special facilities. Management has determined that special facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. For the years ended August 31, 2023 and 2022, Pure Cycle recognized less than $0.1 million and $0.2 million of special facilities revenue.

As of August 31, 2023 and 2022, Pure Cycle had no contract liabilities related to tap and construction fee/special facility funding revenue.

Consulting fees – Pure Cycle can receive, typically monthly, fees from customers including municipalities and area water providers, for contract operations services. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. For the years ended August 31, 2023 and 2022, Pure Cycle recognized less than $0.1 million and $0.1 million of consulting fees. These fees are classified in Special facility projects and other income.

Land Development Segment Revenues

Pure Cycle generates revenues through its land development business predominantly from the sources described below. Because these items are separately delivered and distinct, Pure Cycle accounts for each of the items separately.

Sale of finished lots – Pure Cycle acquired approximately 930 acres of land zoned as a Master Planned Community known as Sky Ranch. Pure Cycle has entered into multiple purchase and sale agreements with home builders pursuant to which Pure Cycle agreed to sell, and each builder agreed to purchase, residential lots at Sky Ranch. Pure Cycle began Phase 1 in March 2018 and broke ground on Phase 2 in February 2021. As of August 31, 2023, Phase 1 is complete and includes 509 lots, of which 505 were sold to three homebuilders and the remainder were retained by Pure Cycle for use in its single-family rental business. Phase 2 is planned to have 850 lots (785 under contract with homebuilders and 65 retained for use in the single-family rental business) and is being developed in four subphases (referred to as Phase 2A, 2B, 2C and 2D). Phase 2A broke ground in February 2021, includes a total of 229 lots, of which 219 lots were sold to home builders and 10 were retained for use in the single-family rental business. Phase 2B broke ground in March 2023, includes a total of 211 lots, of which 194 lots were sold to home builders and 17 lots were retained for use in the single-family rental business.

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

Under the first payment structure, the builder (i.e., the customer) takes control/ownership of the lot at the time payment is received and the lot is substantially complete. Under the second payment structure, the builder takes control/ownership at the first closing, or delivery of the platted lots. Under both payment scenarios Pure Cycle has subsequent improvements to make to the lot to either improve the builder’s lot and/or complete its performance obligations of managing the public improvements required to complete the neighborhood, which includes items such as fencing, final utility installation, and landscaping. Because Pure Cycle has obligations remaining under the contracts, Pure Cycle accounts for lot sales revenue over time as construction progresses, with progress measured based upon costs incurred to date compared to total expected costs for a particular construction phase (i.e. for Phases 2A and 2B). Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. Pure Cycle does not have any material significant payment terms as all payments are expected to be received within a few months after invoicing. Pure Cycle adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year.

For the years ended August 31, 2023 and 2022, Pure Cycle recognized $6.8 million and $12.2 million of lot sale revenue related to Phases 2A and 2B at Sky Ranch for recognition of the performance obligations using the percentage-of-completion methods for each builder contract in each phase.

Since development of Sky Ranch began through August 31, 2023, Pure Cycle has received payments totaling $26.2 million related to the agreements with builders in Phase 1, $18.4 million in Phase 2A, and $4.2 million in Phase 2B. Of the amounts received for Phase 1, as of August 31, 2023, all $26.2 million has been recognized as revenue as Phase 1 is complete. Of the amounts received for Phase 2A, as of August 31, 2023, $17.1 million has been recognized as revenue as Phase 2A is approximately 93% complete. Of the amounts received for Phase 2B, as of August 31, 2023, $3.8 million has been recognized as revenue as Phase 2B is approximately 31% complete.  As of August 31, 2023, $1.3 million of revenue has been deferred related to Phase 2A contracts and less than $0.5 million of revenue has been deferred related to Phase 2B contracts. Deferred revenues will be recognized over time as the Company completes its performance obligations of managing the completion of the public improvements in Phases 2A and 2B, which includes items such as fencing, final utility installation, and landscaping. Substantial completion of Phase 2A and 2B is expected by the end of fiscal 2024.

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

Construction support activities – Pure Cycle performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control, best management practices and other construction-related services. For Phase 1, these activities are invoiced to the Sky Ranch CAB upon completion and will be recognized in the land under development account or Notes receivable – related party, dependent upon whether collectability is deemed to be reasonably assured. The Phase 2 activities are invoiced based on an agreement between Pure Cycle and the Sky Ranch CAB.  The amounts are invoiced and recognized as special facility projects revenue and is a component in trade accounts receivable, net. For the years ended August 31, 2023 and 2022, the Company recognized less than $0.4 million and $0.1 million related to construction support activities at Sky Ranch.

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

During fiscal 2022, the Company received up-front payments from an oil and gas industrial customer for future drilling needs.  The customer paid deposits on three different occasions for an estimated 25% of future water usage to reduce future cash payments when drilling.  The customer drilled, during fiscal 2022, wells utilizing two of the three deposits paid.  For the year ended August 31, 2022, the Company had deferred revenue of $0.5 million. For the year ended August 31, 2023 those drilling activities were completed and the company recognized the $0.5 million as revenue.

As of August 31, 2023 and 2022, the Company’s deferred revenues along with the changes in the deferred revenues are as follows:

	Year Ended August 31, 2023
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2022	$570	$4,275	$4,845
Revenue recognized	(576)	(7,041)	(7,617)
Revenue deferred	75	4,427	4,502
Balance at August 31, 2023	$69	$1,661	$1,730

	Year Ended August 31, 2022
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2021	$410	$1,995	$2,405
Revenue recognized	(791)	(11,434)	(12,225)
Revenue deferred	951	13,714	14,665
Balance at August 31, 2022	$570	$4,275	$4,845

When recognized, the amounts reflected as unearned revenue will be recorded in lot sales, metered water usage from oil and gas operations, or Other income oil and gas lease income, net in the consolidated statements of income.

Royalty and Other Obligations

Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the Lowry Ranch are invoiced directly by the Rangeview District, and a percentage of such collections are then paid to the Company by the Rangeview District. Water revenue from such sales are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District.

Oil and Gas Lease Payments

As further described in Note 4 below, on March 10, 2011, the Company entered a Paid-Up Oil and Gas Lease (Sky Ranch O&G Lease) and a Surface Use and Damage Agreement that have been assigned to various other oil and gas companies as a result of acquisitions. Six wells have been drilled within the Company’s mineral interest and placed into service and are producing oil and gas and accruing royalties to the Company. During the years ended August 31, 2023, and 2022, the Company received $0.3 million and $0.5 million, in royalties attributable to these wells. The Company classifies income from lease and royalty payments as Other income in the consolidated statements of income as the Company does not consider these arrangements to be an operating business activity. Oil and gas operations, although material in certain years, are deemed a passive activity as the Chief Operating Decision Maker (CODM) does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company recognizes share-based compensation costs as expenses over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. The impact on the income tax provision for the granting and exercise of stock options during each of the years ended August 31, 2023 and 2022, was immaterial.

During the years ended August 31, 2023 and 2022, the Company recognized $0.5 million and $0.6 million of share-based compensation expense.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. At August 31, 2023, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended August 31, 2023. The Company does not have any significant unrecognized tax benefits as of August 31, 2023.

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

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2018 through fiscal 2023. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848)", as amended by ASU 2021-01 in January 2021, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the cessation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2024. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets.  The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.  The CECL framework utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods, which generally require that a loss be incurred before it is recognized.

The Company adopted the guidance on September 1, 2023 on a modified retrospective basis and does not expect a material impact to the Company’s consolidated financial statements

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as The NASDAQ Stock Market. As of August 31, 2023 and August 31, 2022, the Company had no recurring Level 1 assets or liabilities.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. As of August 31, 2023, the Company has three non-recurring Level 2 liabilities, both of the SFR Notes and the Lost Creek Note (all defined in Note 8), for which the Company has determined the valuation of the liabilities can be obtained from readily available pricing sources via independent providers for market transactions involving similar liabilities. As of August 31, 2022, the Company had two non-recurring Level 2 liabilities (the original SFR Note and the Lost Creek Note, all of which are defined in Note 8).

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain significant unobservable assumptions and projections in determining the fair value assigned to such assets or liabilities. As of August 31, 2023 and 2022, the Company had one Level 3 asset measured on a non-recurring basis, the notes receivable – related party, reimbursable public improvements, for which the Company did not record any impairment charges, as the fair value, based on a discounted cash flow analysis, exceeded the carrying value. As of August 31, 2023 and 2022, the Company had one Level 3 liability, the contingent portion of the CAA. The Company has determined that the contingent portion of the CAA does not have a readily determinable fair value and is immaterial (see Note 6).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

There were no transfers between Level 1, 2 or 3 categories during the years ended August 31, 2023 or 2022.

NOTE 4 – WATER AND LAND ASSETS

Investment in Water and Water Systems

The Company’s water and water systems consist of the following:

	August 31, 2023		August 31, 2022
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$20,020	$(2,813)	$19,881	$(2,099)
Rangeview water supply	15,084	(18)	14,809	(17)
Water supply – Other	7,612	(2,064)	7,612	(1,739)
Sky Ranch water rights and other costs	7,764	(1,487)	7,764	(1,280)
Sky Ranch pipeline	5,740	(1,175)	5,740	(984)
Lost Creek water supply	7,328	—	7,041	—
Fairgrounds water and water system	2,900	(1,503)	2,900	(1,415)
Wild Pointe service rights	1,632	(1,222)	1,632	(1,082)
Totals	68,080	(10,282)	67,379	(8,616)
Net investments in water and water systems	$57,798		$58,763

Construction in Progress

The construction in progress account represents costs incurred on various construction projects currently underway that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of water facilities being constructed which the Company anticipates will be placed in service during the next twelve months. During the year ended August 31, 2023, the Company added (1) $1.2 million of costs related to its construction projects, (2) incurred net additions of $3.2 million toward various water infrastructure projects, and (3) incurred $3.5 million in net costs associated with its single-family rental homes resulting in the capitalization of $3.6 million of costs. During the year ended August 31, 2022, the Company incurred (1) $4.0 million of costs related to its construction projects, (2) completed various water infrastructure projects resulting in the capitalization of $5.1 million of costs, and (3) completed three single-family rental homes resulting in the capitalization of $1.0 million of costs.

Single-Family Rental Homes

During the year ended August 31, 2022, the Company contracted for construction of 11 additional rental homes to be used in the rental business. During the year ended August 31, 2023, the Company capitalized nine additional single-family homes, whether detached houses, townhomes or paired homes, which are being utilized in the Company’s single-family rental business.  The costs of the homes are capitalized and when applicable are depreciated over periods not exceeding thirty-years, which is dependent on the asset type.  As of August 31, 2023, all 12 completed homes have been rented, with two additional homes in Phase 2A wrapping up construction with estimated delivery dates in the first quarter of fiscal 2024.

The Company has reserved a total of 65 lots in Phase 2 (10 of which are in Phase 2A and either completed or nearing completion as of August 31, 2023) of Sky Ranch to build additional rental homes.

Depletion and Depreciation

During the years ended August 31, 2023 and 2022, the Company recorded an immaterial amount of depletion charges, which relates entirely to the Rangeview Water Supply (as defined below).

During the years ended August 31, 2023 and 2022, the Company recorded $2.2 million and $2.1 million of depreciation expense, which include $0.5 million and $0.3 million of depreciation expense for other equipment not included in the table above.

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

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of approximately 27,000 acre-feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Ranch, a 26,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. As of August 31, 2023, the Company has invested $20.0 million in facilities to extend water service to customers located on and off the Lowry Ranch. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset, including legal and engineering fees.

The Company acquired the Rangeview Water Supply in 1996 pursuant to the following agreements:

●	1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (Lease), between the Company, the Land Board, and the Rangeview District;
●	The 1996 Service Agreement between the Company and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between the Company and the Rangeview District (Lowry Service Agreement), which allows the Company to provide water service to the Rangeview District’s customers located on the Lowry Ranch;
●	The Agreement for Sale of non-tributary and not non-tributary groundwater between the Company and the Rangeview District (Export Agreement), pursuant to which the Company purchased a portion of the Rangeview Water Supply referred to as the “Export Water” because the Export Agreement allows the Company to export this water from the Lowry Ranch to supply water to nearby communities; and
●	The 1997 Wastewater Service Agreement between the Company and Rangeview District (Lowry Wastewater Agreement), which allows the Company to provide wastewater service to the Rangeview District’s customers on the Lowry Ranch.

The Lease, the Lowry Service Agreement, the Export Agreement, and the Lowry Wastewater Agreement are collectively referred to as the Rangeview Water Agreements.

In August 2019, the Company acquired 300 acre-feet of fully consumptive surface water in the Lost Creek Designated Ground Water Basin. In June 2022, the Company acquired 370 acre-feet of fully consumptive surface water through the acquisition of three wells located in the Lost Creek Designated Ground Water Basin (both acquisitions are referred to collectively as the Lost Creek Water). The Lost Creek Water is currently adjudicated for municipal/industrial use, and the Company has filed an application with the Colorado water court to change the use of the water to augment its municipal/industrial water supplies at the Lowry Ranch. The Company has consolidated the Lost Creek Water with the Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off the Lowry Ranch.

Pursuant to the Rangeview Water Agreements, the Company owns 11,650 acre-feet of water consisting of 10,000 acre-feet of groundwater and 1,650 acre-feet of average yield surface water which can be exported off the Lowry Ranch to serve area users (referred to as Export Water). The 1,650 acre-feet of surface rights are subject to completion of documentation by the Land Board related to the Company’s exercise of its right to substitute an aggregate gross volume of 165,000 acre-feet of its groundwater for 1,650 acre-feet per year of adjudicated surface water and to use this surface water as Export Water. Additionally, assuming completion of the substitution of groundwater for surface water, the Company has the exclusive right to provide water and wastewater service, through 2081, to all water users on the Lowry Ranch and the right to develop an additional 13,685 acre-feet of groundwater and 1,650 acre-feet of adjudicated surface water to serve customers either on or off the Lowry Ranch. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Ranch.

Services on the Lowry Ranch – Pursuant to the Rangeview Water Agreements, the Company designs, finances, constructs, operates and maintains the Rangeview District’s water and wastewater systems to provide service to the Rangeview District’s customers on the Lowry Ranch. The Company will operate both the water and the wastewater systems during the contract period, and the Rangeview District owns both systems. After 2081, ownership of the water system will revert to the Land Board, with the Rangeview District retaining ownership of the wastewater system.

Rates and charges for all water and wastewater services on the Lowry Ranch, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges cannot exceed the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements, the Land Board receives a royalty of 10% or 12% of gross revenues from the sale or disposition of the water, depending on the nature and location of the purchaser of the water, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt). The Company also is required to pay the Land Board a minimum annual water production fee of approximately $46,000 per year, which offsets earned royalties, and annual rent of $8,400 which amount is increased every five years based on the Consumer Price Index for Urban Customers. The Rangeview District retains 2% of the remaining revenues, and the Company receives 98% of the remaining revenues after the Land Board royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the Rangeview District’s wastewater tap fees and 90% of the Rangeview District’s wastewater treatment fees (the Rangeview District retains the other 10%).

Export Water – Pursuant to the Rangeview Water Agreements, the Company owns the Export Water and intends to use it to provide wholesale water and wastewater services to customers off the Lowry Ranch, including customers of the Rangeview District and other governmental entities and industrial and commercial customers. The Company will own all wholesale facilities required to extend water and wastewater services using its Export Water. The Company anticipates contracting with third parties for the construction of these facilities. If the Company sells Export Water, the Company is required to pay royalties to the Land Board ranging from 10% to 12% of gross revenues, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt).

WISE

The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the ten members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years. During each of the years ended August 31, 2023 and 2022, the Company made less than $0.1 million in capital investments in WISE. Capitalized terms used under this caption are defined in Note 8 below.

The Arapahoe County Fairgrounds Water and Water System

The Company owns 321 acre-feet of groundwater purchased pursuant to its agreement with Arapahoe County. The Company plans to use this water in conjunction with its Rangeview Water Supply in providing water to areas outside the Lowry Ranch. The $2.9 million of capitalized costs noted in the table Investment in Water and Water Systems above includes the costs to construct various wholesale and special facilities, including a new deep water well, a 500,000-gallon water tank and pipelines to transport water to the Arapahoe County fairgrounds.

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

Service to Customers Not on the Lowry Ranch

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

Wild Pointe – On December 15, 2016, the Rangeview District, acting by and through its water activity enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its water enterprise (Elbert 86 District), entered into a Water Service Agreement (Wild Pointe Service Agreement). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of the Company’s engagement by the Rangeview District as the Rangeview District’s exclusive service provider, the Company acquired, among other things, the exclusive right to provide water services to residential and commercial customers in the Wild Pointe development, located in unincorporated Elbert County, Colorado, for $1.6 million in cash. Pursuant to the terms of the Wild Pointe Service Agreement, the Company, in its capacity as the Rangeview District’s service provider, is responsible for providing water services to all users of water services within the boundaries and service area of the Elbert 86 District and for operating and maintaining the Elbert 86 District’s water system. In exchange, the Company receives 100% of the tap fees from new customers and 98% of all other fees and charges, including monthly water service revenues, remitted to the Rangeview District by the Elbert 86 District pursuant to the Wild Pointe Service Agreement. The Elbert 86 District’s water system currently provides water service to approximately 247 SFE water connections in Wild Pointe.

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

In September 2017, the Company entered a three-year O&G Lease for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate owned by the Company adjacent to the Lowry Ranch. This O&G lease would have expired during the year ended August 31, 2023, but the O&G Operator made a one year extension payment.

Land and Mineral Rights

As part of the Sky Ranch acquisition, the Company acquired approximately 930 acres of land, of which approximately 342 acres have been sold to home builders for the purpose of building residential homes or dedicated for schools and public rights of way.

As of August 31, the costs allocated to the Company’s land held for development is as follows:

	August 31, 2023	August 31, 2022
Sky Ranch land	$1,982	$2,482
Sky Ranch development costs	2,452	4,073
Lost Creek land	218	218
Net land and mineral interests held for development	$4,652	$6,773

The Company also owns 700 acres of land in the Arkansas River valley which is held for investment purposes.

NOTE 5 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company for public improvements paid for by the Company which are reimbursable from the Sky Ranch CAB, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community. The Company has advanced funds to the Sky Ranch CAB for the cost of public improvements at Sky Ranch which are the ultimate responsibility of the Sky Ranch CAB.  During the year ended August 31, 2023, the Company spent $7.0 million on public improvements which are payable by the Sky Ranch CAB to the Company and were therefore added to the note receivable from the Sky Ranch CAB. Additionally, for the year ended August 31, 2023, project management fees owed to the Company of $0.3 million, and interest income on the outstanding note receivable of $1.4 million were also added to the note receivable. During the year ended August 31, 2023, the Sky Ranch CAB made two payments to the Company on the note totaling $0.9 million, which was applied to interest on the note.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Year Ended
	August 31, 2023	August 31, 2022
Beginning balance	$17,208	$24,794
Additions	8,699	16,550
Payments received	(908)	(24,136)
Ending balance	$24,999	$17,208

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

Since entering the CAA, the Company has repurchased nearly all of the CAA obligations, which retained their original priority. During the year ended August 31, 2023 the Company acquired $0.7 million of the remaining $1.0 million of the CAA obligations for a cash payment of just over $0.1 million.  Because of these acquisitions, the Company is currently receiving 99% of the total proceeds from the sale of Export Water (after payment of the Land Board royalty). Additionally, as a result of the acquisitions, and the consideration from the cumulative sales of Export Water, at August 31, 2023, the remaining total potential third-party unrecorded contingent obligation is $0.2 million, while the recorded portion has been eliminated.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. As a result of the CAA obligation acquisition during the year ended August 31, 2023, the Company will be entitled to all but approximately $0.2 million of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

NOTE 7 – ACCRUED LIABILITIES

At August 31, 2022 and 2021, the Company’s current accrued liabilities are:

(In thousands)	August 31, 2023	August 31, 2022
Accrued compensation	$985	$1,325
Other operating payables	406	308
Property taxes	148	164
Operating lease obligation, current	118	76
Professional fees	70	115
WISE water	—	32
Rental deposits	34	9
Total accrued liabilities	$1,761	$2,029

Land development costs due to the Sky Ranch CAB	$727	$536
Due to Rangeview Metropolitan District	294	24
Total accrued liabilities - related parties	$1,021	$560

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

NOTE 8 – DEBT AND OTHER LONG-TERM OBLIGATIONS

The total scheduled maturities of the Company’s loans for each of the years ending August 31 are as follows, with each loan described below the table:

(In thousands)	Scheduled principal payments
Within 1 year	$41
Year 2	104
Year 3	418
Year 4	1,343
Year 5	3,154
Thereafter	1,925
Total principal payments	$6,985

SFR Note

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental homes. The SFR Note has the following terms:

●	Initial principal amount of $1.0 million
●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5% (4.25% as of August 31, 2023), which has a floor of 3.75% and a ceiling of 4.25%. In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments beginning January 1, 2022
●	Fifty-three principal and interest payments each month beginning July 1, 2022 in the amount of $4,600 each
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by the three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements, calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

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

SFR Note 2

On August 30, 2023, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note 2) with its primary bank to reimburse amounts expended for the construction of the next 11 single-family rental homes. The SFR Note 2 has the following terms:

●	Initial principal amount of $3.0 million
●	An interest rate of 7.51%. In the event of default, the interest rate on the SFR Note 2 would be increased by adding an additional 5.0%

●	Maturity date of August 30, 2028
●	Fifty-nine principal and interest payments each month beginning September 30, 2023 in the amount of $21,200 each
●	Estimated final principal and interest balloon payment of $2.9 million payable on August 30, 2028
●	Secured by 11 single-family rental homes
●	Required minimum EBITDA of $3.0 million, measured annually at each fiscal year end.

Working Capital Line of Credit

On January 31, 2022, the Company entered into a Business Loan Agreement (Working Capital LOC) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the rate published in the Western Edition of the Wall Street Journal as the Prime Rate plus 0.5% (9.0% as of August 31, 2023), which has a floor of 3.75%. In the event of default, the interest rate on the Working Capital LOC would be increased by adding an additional 2.0%. As of August 31, 2023, the Company has not drawn on the Working Capital LOC.

Letters of Credit

During the year August 31, 2021, the Company entered four Irrevocable Letters of Credit (LCs). The LCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch. As long as the Company performs on the contracts, which the Company has the full intent and ability to perform on the contracts, the LC’s will expire at various dates from December 2023 through July 2024. As of August 31, 2023, these four LCs totaled $2.3 million.  During the year ended August 31, 2023, the Company entered into an additional LC for less than $0.2 million, which expires one year from date of issuance and can be renewed for periods of one year. All five LCs are secured by cash balances maintained in restricted cash accounts at the Company’s bank.

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

Pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (WISE Financing Agreement) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. During each of the years ended August 31, 2023 and 2022, the Company, through the Rangeview District, purchased 199 acre-feet and 360 acre-feet of WISE water for $0.4 million and $0.7 million. See further discussion in Note 15.

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

Effective June 1, 2023, the Company entered into an amendment of its July 1, 2022 operating lease.  This amendment added 5,100 square feet of space to the Company’s more than 11,400 square-feet of office and warehouse space in Watkins, Colorado. Additionally, the Company entered into a sublease for the additional 5,100 square feet of space.  The July 2022 lease replaced the Company’s prior office and warehouse lease when it moved to a new building in the same facility. The amended lease has an initial thirteen-month term with payments of approximately $11,300 per month and an option to extend the lease term for up to two two-year periods. The monthly payment will increase 2.5% after twelve months. The prior office and warehouse lease had a year and half left on the term which was cancelled when the Company moved to the new office location. As a result of the amended lease, the Company’s associated right of use asset and liability increased, as noted in the table below.  For the years ended August 31, 2023 and 2022, rent expense consisted of operating lease expense of less than $0.1 million. The Company paid less than $0.1 million against Lease obligations — operating leases during fiscal 2022.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate of six percent (6%) for its office and warehouse lease.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

(In thousands)	August 31, 2023	August 31, 2022
Operating leases - ROU assets	$357	$138

Operating lease liabilities, current	$118	$76
Operating lease liabilities, long term	242	62
Total lease liability	$360	$138

Weighted average remaining lease term (in years)	2.8	1.8
Weighted average discount rate	6%	6%

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

Equity Compensation Plan

The Company maintains the 2014 Equity Incentive Plan (2014 Equity Plan), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants, and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Company’s board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. As of August 31, 2023, restricted stock awards and awards to purchase 718,500 shares of the Company’s common stock have been made under the 2014 Equity Plan, of which 567,800 remain outstanding. As of August 31, 2023, there were 964,378 shares available for grant under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (2004 Incentive Plan), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan and no granted awards under the plan are outstanding as of August 31, 2023.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the consolidated statements of income. Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its options; therefore, the compensation expense has not been reduced for estimated forfeitures. For the years ended August 31, 2023 and 2022, 30,000 options and 3,333 options expired. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

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

For the year ended August 31, 2023, the Company granted no stock options. The six non-employee Board members were each granted 3,033 unrestricted stock grants. The fair market value of the unrestricted shares for share-based compensation expensing is equal to the closing price of the Company’s common stock on the date of grant of $9.89. Stock-based compensation expense includes $0.2 million of expense related to these unrestricted stock grants. The unrestricted stock grants were fully expensed at the date of the grant because no vesting requirements existed for the unrestricted stock grants.

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

The assumptions used in the fair value calculations using the Black-Scholes model are as follows:

	Year Ended
	August 31, 2023	August 31, 2022
Expected term (years)	—	6.00
Risk-free interest rate	—%	1.31%
Expected volatility	—%	38.25%
Expected dividend yield	—%	—%
Weighted average grant-date fair value	$—	$5.16

During the years ended August 31, 2023 and 2022, 119,500 and 103,667 options were exercised. For the options exercised in 2023, the Company had no options exercised for cash and only net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. The net settlement exercises during the year ended August 31, 2023, resulted in 63,877 shares issued and 55,623 options cancelled in settlement of shares issued. For the options exercised in 2022, the Company had options exercised for both cash and options exercised using a net settlement, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. The Company received less than $0.1 million in cash on the exercise of 6,000 options. The net settlement exercises during the year ended August 31, 2022, resulted in 46,012 shares issued and 51,655 options cancelled in settlement of shares issued.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the years ended August 31, 2023 and August 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2022	712,500	$8.75	5.7	$1,489
Granted	—	$—
Exercised	(119,500)	$—
Forfeited / Expired	(30,000)	$—
Outstanding at August 31, 2023	563,000	$9.15	4.0	$1,221
Options exercisable at August 31, 2023	452,000	$8.71	5.1	$1,100

Outstanding at August 31, 2021	714,500	$7.80	6.1	$5,107
Granted	105,000	$13.37
Net settlement exercised	(103,667)	$6.87
Forfeited / Expired	(3,333)	$10.45
Outstanding at August 31, 2022	712,500	$8.75	5.7	$1,489

The following table summarizes the activity and value of non-vested options as of and for the years ended August 31, 2023 and August 31, 2022:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2022	232,998	$4.47
Granted	—	$—
Vested	(91,998)	$4.31
Forfeited / Expired	(30,000)	$5.16
Non-vested options outstanding at August 31, 2023	111,000	$4.43

Non-vested options outstanding at August 31, 2021	218,333	$4.04
Granted	105,000	$5.16
Vested	(87,002)	$4.21
Forfeited	(3,333)	$4.21
Non-vested options outstanding at August 31, 2022	232,998	$4.47

All non-vested options are expected to vest. For the years ended August 31, 2023 and 2022, the total fair value of options that vested during the year was $0.4 million and $0.4 million. For the year ended August 31, 2023, there were no options granted.  For the year ended August 31, 2022, the weighted-average grant-date fair value of options granted was $5.16.

For the years ended August 31, 2023 and 2022, share-based compensation expense was $0.5 million and $0.6 million.

As of August 31, 2023, the Company had unrecognized share-based compensation expenses totaling $0.3 million relating to non-vested options that are expected to vest. The weighted average period over which these options are expected to vest is 1.33 years. The Company has not recorded any excess tax benefits to additional paid-in capital.

Warrants

As of August 31, 2023, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

●	The date that all the Export Water is sold or otherwise disposed of,
●	The date that the CAA is terminated with respect to the original holder of the warrant, or
●	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2023 and 2022.

NOTE 10 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The table below presents the percentage of total revenue for the reported customers for the years ended August 31, 2023 and 2022. For water and wastewater customers, the Company primarily provides services on behalf of the Rangeview District for which the significant end users include all Sky Ranch homes in the aggregate combined with the Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fees revenues.

	Year Ended
% of Total Revenue Generated From:	August 31, 2023	August 31, 2022
Melody (DR Horton)	20%	-%
Two oil & gas operators	18%	16%
Lennar	17%	18%
Challenger	16%	14%
KB Home	12%	10%
Sky Ranch homes and Sky Ranch CAB in the aggregate	12%	5%
Richmond	-%	6%

Additionally, as of August 31, 2023, 14% of the trade accounts receivable balance was owed by National Heritage Academies related to construction activities for the school site managed by the Company on the school’s behalf. As of August 31, 2022, 34% of the trade accounts receivable balance was owed by Challenger for finished lot milestone payments.

NOTE 11 – INCOME TAXES

For the year ended August 31, 2023, Pure Cycle recorded income tax expense of $1.5 million, which consisted of current income tax expense of $1.2 million and deferred income tax expense of $0.3 million. The deferred tax expense consists mainly of timing difference between book and tax depreciation of fixed assets.

For the year ended August 31, 2022, Pure Cycle recorded income tax expense of $3.1 million, which consisted of current income tax expense of $3.6 million and deferred income tax benefit of $0.5 million. The deferred tax benefit consists mainly of timing difference between book and tax depreciation of fixed assets.

During the year ended August 31, 2023, Pure Cycle made Federal and State income tax installments of $3.5 million and $0.9 million. During the year ended August 31, 2022, Pure Cycle made Federal and State income tax installments of $4.4 million and $0.9 million.

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

(In thousands)	August 31, 2023	August 31, 2022
Deferred tax assets (liabilities):
Depreciation and depletion	$(2,155)	$(2,061)
Non-qualified stock options	484	568
Accrued compensation	170	279
Deferred revenues	121	108
Other	28	31
Net deferred tax liability	$(1,352)	$(1,075)

As of August 31, 2023 and 2022, the Company had no liability for unrecognized tax benefits.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the fiscal years ended August 31:

	Year Ended
	August 31, 2023	August 31, 2022
Expected expense (benefit) from federal taxes at statutory rate of 21% for the years 2023 and 2022	$1,306	$2,668
State taxes, net of federal benefit	201	456
Permanent and other differences	(57)	4
Stock Compensation	12	22
Other	59	(64)
Total income tax expense	$1,521	$3,086

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

For the years ended August 31, 2023 and 2022, the Company recorded less than $0.1 million of expenses related to the 401(k) Plan.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating, and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. As of August 31, 2023, the Company had no contingencies where the risk of material loss was probable or reasonably possible of resulting in a material loss.

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

The water and wastewater resource development segment provides water and wastewater services to customers for fees. The water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat, and reuse wastewater. The land resource development segment includes all the activities necessary to develop and sell finished lots, which as of August 31, 2023 and 2022, was done exclusively at the Company’s Sky Ranch Master Planned Community.

O&G operations, although material in certain years, are deemed a passive activity as the CODM does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

The tables below present the measure of profit and assets the CODM uses to assess the performance of the segment for the periods presented:

	Year Ended August 31, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$7,323	$7,098	$165	$14,586

Cost of revenue	2,923	1,892	73	4,888
Depreciation and depletion	1,658	—	—	1,658
Total cost of revenue	4,581	1,892	73	6,546

Segment (loss) profit	$2,742	$5,206	$92	$8,040

	Year Ended August 31, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$10,051	$12,870	$82	$23,003

Cost of revenue	2,700	2,166	23	4,889
Depreciation and depletion	1,740	—	—	1,740
Total cost of revenue	4,440	2,166	23	6,629

Segment profit	$5,611	$10,704	$59	$16,374

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

(In thousands)	August 31, 2023	August 31, 2022
Water and wastewater resource development	$64,580	$63,064
Land development	32,709	25,522
Single-family rental	5,128	1,715
Corporate	30,799	38,928
Total assets	$133,216	$129,229

NOTE 15 – RELATED PARTY TRANSACTIONS

The Rangeview District

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (SMWSA). During the years ended August 31, 2023 and 2022, the Company provided funding of less than $0.1 million to the Rangeview District related to this Participation Agreement.

Through the WISE Financing Agreement, to date the Company has made payments totaling $6.4 million to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project and to construct the connection to the WISE system. At August 31, 2023, the amounts are included in Investments in water and water systems on the Company’s balance sheet. During the year ended August 31, 2023, the Company, through the Rangeview District, purchased 199 acre-feet of WISE water for $0.4 million.

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2022, WISE water was $6.13 per thousand gallons and such rate remained in effect through calendar 2022. Effective, January

1, 2023, WISE water increased to $6.48 per thousand gallons which will remain in effect through the end of calendar 2023. In addition, the Company pays certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves.

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

During the years ended August 31, 2023 and 2022, the Company provided $0.6 million and $0.9 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allocated share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

The Company has outstanding notes receivable of $26.5 million in the aggregate from the Rangeview District and the Sky Ranch CAB, which are related parties, as discussed below:

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Ranch and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview District.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $0.25 million, is unsecured, and bears interest based on the prevailing prime rate plus 2% (10.50% at August 31, 2023). The maturity date of the loan is December 31, 2023. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the Lease remains in effect. The August 31, 2023, balance in notes receivable - related parties, other totaled $1.5 million, which included borrowings of $1.3 million and accrued interest of $0.1 million. During the year ended August 31, 2022, the Rangeview District made payments totaling $0.5 million on the notes payable to the Company. The August 31, 2022, balance in notes receivable - related parties, other totaled $1.1 million, which included borrowings of $1.1 million and accrued interest of less than $0.1 million.

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

As of August 31, 2023, the balance of the Company’s advances for improvements, including interest, net of reimbursements already received from the Sky Ranch CAB, totaled $25.0 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB which have been certified by an independent third-party.

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

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson) a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch.  As the project progressed, change orders were approved by the Sky Ranch CAB board upon review by an independent engineer hired by the Sky Ranch CAB to certify costs are reasonable and appropriate for the scope of work contemplated.  During the years ended August 31, 2023 and August 31, 2022, the Sky Ranch CAB paid Nelson $1.1 million and $8.2 million, respectively, related to this contract. Nelson is majority owned by the chair of the Company’s board of directors.

NOTE 16 – EARNINGS PER SHARE

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). No options were excluded for the fiscal years ended August 31, 2023 and 2022.

	Year Ended
(In thousands, except share and per share amounts)	August 31, 2023	August 31, 2022
Net income	$4,699	$9,619

Basic weighted average common shares	24,031,068	23,953,740
Effect of dilutive securities	74,999	202,250
Weighted average shares applicable to diluted earnings per share	24,106,067	24,155,990

Earnings per share - basic	$0.20	$0.40
Earnings per share - diluted	$0.19	$0.40

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported, on September 15, 2022, we dismissed Plante & Moran, LLC as our independent registered public accounting firm and appointed FORVIS, LLP as our independent registered public accounting firm for the Company’s fiscal year ending August 31, 2023. The dismissal of Plante & Moran, LLC and engagement of FORVIS, LLP was approved by the Audit Committee of the board of directors and the full board of directors. We filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 19, 2022 announcing the change in auditors, which filing is incorporated by reference herein. Our independent registered accounting firm’s report on the financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the foregoing change in accountants, there was no disagreement of the type described in paragraph (a)(1)(iv) of Item 304 of Regulation S-K or any reportable event as described in paragraph (a)(1)(v) of such Item.

For more information, please refer to the Company’s Current Report on Form 8-K filed on September 19, 2022.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and the Chief Financial Officer each concluded that, as of the end of period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 COSO Framework). Based on that assessment, management determined that as of August 31, 2023, our internal controls over financial reporting were effective.

Changes in Internal Controls

No changes were made to our internal control over financial reporting during the fourth quarter of our fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the Annual Meeting of Shareholders to be held in January 2024.

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

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements. See “Index to Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	Financial Statement Schedules. All schedules are omitted either because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K, unless otherwise indicated.

Item 16 – Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.
3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2023.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10 Q for the fiscal quarter ended February 28, 2015.
4.2	Description of Capital Stock. Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2019.
10.1

Wastewater Service Agreement, dated January 22, 1997, by and between the Company and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.

10.2

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

10.4

Bargain and Sale Deed among the Land Board, the Rangeview Metropolitan District and the Company dated April 11, 1996. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form SB-2, filed on June 7, 2004.

10.5

Agreement for Water Service dated August 3, 2005 among the Company, Rangeview Metropolitan District and Arapahoe County incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on August 4, 2005.

10.6

Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between the Company and Arapahoe County. Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

10.7	Paid-Up Oil and Gas Lease dated March 14, 2011, between the Company and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2011.
10.8

Surface Use and Damage Agreement dated March 14, 2011, between the Company and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2011.

10.9	2014 Equity Incentive Plan, effective April 12, 2014. Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting held on January 15, 2014. **
10.10

2014 Amended and Restated Lease Agreement, dated July 10, 2014, by and between the Land Board, the Rangeview Metropolitan District, and the Company. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2014.

10.11

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

10.13

South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.14

Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013, among the City and County of Denver acting through its Board of Water Commissioners, the City of Aurora acting by and through its Utility Enterprise, and South Metro WISE Authority.

Exhibit Number	Description
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

10.17

Export Service Agreement, effective as of June 16, 2017, between the Company and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

10.18

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

Exhibit Number	Description
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

Exhibit Number	Description

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

10.21

Contract for Purchase and Sale of Real Estate, dated October 30, 2020, by and between PCY Holdings, LLC and KB Home Colorado, Inc., Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

10.22

Contract for Purchase and Sale of Real Estate, dated November 2, 2020, by and between PCY Holdings, LLC and Meritage Homes of Colorado, Inc., Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

10.23

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

21.1	Subsidiaries *
23.1	Consent of FORVIS, LLP *
23.2	Consent of Plante & Moran PLLC *
24.1	Powers of Attorney (included on the Signatures page of this Annual Report on Form 10-K)*
31.1	Certification of principal executive officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit Number	Description
31.2	Certification of principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover page formatted as inline XBRL and contained in Exhibit 101
*	Filed herewith
**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Marc S. Spezialy
Marc S. Spezialy Vice President and Chief Financial Officer
November 15, 2023

POWERS OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark W. Harding and Marc S. Spezialy, jointly and severally, as such person’s attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Harding
Mark W. Harding	President, Chief Executive Officer and Director	November 15, 2023
(Principal Executive Officer)

/s/ Marc S. Spezialy
Marc S. Spezialy	Vice President and Chief Financial Officer	November 15, 2023
(Principal Financial and Accounting Officer)
/s/ Patrick J. Beirne
Patrick J. Beirne	Chair, Director	November 15, 2023

/s/ Wanda J. Abel
Wanda J. Abel	Director	November 15, 2023

/s/ Frederick A. Fendel III
Frederick A. Fendel III	Director	November 15, 2023

/s/ Peter C. Howell
Peter C. Howell	Director	November 15, 2023

/s/ Daniel R. Kozlowski
Daniel R. Kozlowski	Director	November 15, 2023
/s/ Jeffrey G. Sheets
Jeffrey G. Sheets	Director	November 15, 2023