Form 10-Q
period 2023-11-30
PURE CYCLE CORP
filed 2024-01-16
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,080,698 shares of 1/3 of $.01 par value common stock as of January 5, 2024.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	November 30, 2023	August 31, 2023
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$21,784	$26,012
Short term investments	167	—
Trade accounts receivable, net	4,778	1,092
Land under development	2,164	1,726
Income taxes receivable	—	551
Prepaid expenses and other assets	249	346
Total current assets	29,142	29,727
Restricted cash	2,880	2,475
Investments in water and water systems, net	57,698	57,798
Construction in progress	5,865	5,457
Single-family rental units	5,227	4,490
Land and mineral rights:
Held for development	4,871	4,652
Held for investment purposes	451	451
Other assets	1,234	1,359
Notes receivable – related parties, including accrued interest
Reimbursable public improvements and project management fees	28,270	24,999
Other	1,481	1,451
Operating leases - right of use assets	210	357
Total assets	$137,329	$133,216

LIABILITIES:
Current liabilities:
Accounts payable	$2,783	$1,960
Accrued liabilities	1,015	1,761
Accrued liabilities – related parties	906	1,021
Income taxes payable	200	—
Deferred lot sale revenues	3,791	1,661
Deferred water sales revenues	50	69
Debt, current portion	34	31
Total current liabilities	8,779	6,503
Debt, less current portion	6,874	6,885
Deferred tax liability, net	1,352	1,352
Lease obligations - operating leases, less current portion	142	242
Total liabilities	17,147	14,982
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,066,720 and 24,078,720 outstanding, respectively	80	80
Additional paid-in capital	174,770	174,689
Accumulated deficit	(54,668)	(56,535)
Total shareholders’ equity	120,182	118,234
Total liabilities and shareholders’ equity	$137,329	$133,216

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
(In thousands, except share information)	November 30, 2023	November 30, 2022
Revenues:
Metered water usage from:
Municipal customers	$202	$121
Commercial customers	2,132	392
Wastewater treatment fees	86	63
Water and wastewater tap fees	581	150
Lot sales	1,896	513
Project management fees	100	8
Single-family rentals	109	25
Special facility projects and other	280	68
Total revenues	5,386	1,340

Expenses:
Water service operations	553	479
Wastewater service operations	159	138
Land development construction costs	688	143
Project management costs	79	72
Single-family rental costs	57	10
Depletion and depreciation	362	378
Other	146	106
Total cost of revenues	2,044	1,326

General and administrative expenses	1,438	1,388
Depreciation	148	115
Operating (loss) income	1,756	(1,489)

Other income (expense):
Interest income - related party	724	247
Interest income - Investments	308	228
Oil and gas royalty income, net	34	116
Oil and gas lease income, net	18	19
Other, net	70	1,218
Interest expense, net	(108)	(50)
Income from operations before income taxes	2,802	289
Income tax expense	737	130
Net income	$2,065	$159

Earnings per common share - basic and diluted
Basic	$0.09	$0.01
Diluted	$0.09	$0.01
Weighted average common shares outstanding:
Basic	24,078,544	23,985,788
Diluted	24,153,662	24,087,893

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended November 30, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2023	432,513	$—	24,078,720	$80	$174,689	$(56,535)	$118,234
Restricted stock grants	—	—	8,000	—	23	—	23
Share-based compensation	—	—	—	—	58	—	58
Repurchases of common stock	—	—	(20,000)	—	—	(198)	(198)
Net income	—	—	—	—	—	2,065	2,065
Balance at November 30, 2023	432,513	$—	24,066,720	$80	$174,770	$(54,668)	$120,182

	Three Months Ended November 30, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2022	432,513	$—	23,980,645	$80	$174,150	$(61,234)	$112,996
Restricted stock grants	—	—	6,000	—	15	—	15
Share-based compensation	—	—	—	—	78	—	78
Net income	—	—	—	—	—	159	159
Balance at November 30, 2022	432,513	$—	23,986,645	$80	$174,243	$(61,075)	$113,248

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	November 30, 2023	November 30, 2022
Cash flows from operating activities:
Net income	$2,065	$159
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and depletion	486	493
Trade accounts receivable	(3,686)	1,185
Accounts payable and accrued liabilities	12	(904)
Other assets and liabilities	26	(149)
Share-based compensation expense	81	93
Deferred income taxes	—	166
Prepaid expenses	97	153
Amortized discount on U.S. Treasury Bills	—	(113)
Net activity for notes receivable - related party, other	(30)	(122)
Deferred water sales revenue	(19)	(18)
Land under development	(1,562)	—
Deferred lot sale revenues	2,130	(386)
Taxes payable / receivable	751	(36)
Net activity on note receivable - related party, reimbursable public improvements	(1,579)	(1,279)
Net cash used by operating activities	(1,228)	(758)
Cash flows from investing activities:
Purchase of property and equipment	-	(76)
Investments in future development phases at Sky Ranch	(1,225)	(514)
Construction costs of single-family rentals	(176)	(1,026)
Investments in water and water systems	(821)	(563)
Purchase of held-to-maturity investments in U.S. Treasury Bills	(167)	(15,000)
Net cash used in investing activities	(2,389)	(17,179)
Cash flows from financing activities:
Payments on notes payable	(8)	(3)
Repurchases of common stock	(198)	—
Payments to contingent liability holders	—	(111)
Net cash used in financing activities	(206)	(114)
Net change in cash, cash equivalents and restricted cash	(3,823)	(18,051)
Cash, cash equivalents and restricted cash – beginning of period	28,487	37,222
Cash, cash equivalents and restricted cash – end of period	$24,664	$19,171
Cash and cash equivalents	$21,784	$16,843
Restricted cash	2,880	2,328
Total cash, cash equivalents and restricted cash	$24,664	$19,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$947	$—
Cash paid for interest	$105	$48
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$275	$104
Change in investments in water and water systems included in accounts payable and accrued liabilities	$71	$120
Issuance of stock for compensation	$16	$12

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOVEMBER 30, 2023

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (Company or Pure Cycle) and include all adjustments that are of a normal recurring nature and are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three months ended November 30, 2023 and 2022. The August 31, 2023 balance sheet was derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested the accompanying consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2023 (2023 Annual Report) filed with the Securities and Exchange Commission (SEC) on November 15, 2023. The results of operations for interim periods presented are not necessarily indicative of the operating results expected for the full fiscal year.

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

Recently Issued Accounting Pronouncements

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

On September 1, 2023, the Company adopted the guidance on a modified retrospective basis. The Company has not restated comparative information for the three months ended November 30, 2022, and, therefore, the comparative information for the three months ended November 30, 2022, is reported under previous guidance and is not comparable to the information presented for the year ended November 30, 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

NOTE 2 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The Sky Ranch Community Authority Board (Sky Ranch CAB) and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Notes 5 and 15 to the 2023 Annual Report.

The notes receivable – related party, reimbursable public improvements and project management fees are due to the Company from the Sky Ranch CAB and reports the balances owed by the Sky Ranch CAB to Pure Cycle for public improvements paid for by Pure Cycle which are reimbursable from the Sky Ranch CAB, project management fees related to the Company’s management of the construction of the public improvements, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community (Sky Ranch). Pure Cycle has advanced funds to the Sky Ranch CAB for the cost of public improvements at Sky

Ranch which are the ultimate responsibility of the Sky Ranch CAB. During the three months ended November 30, 2023, Pure Cycle spent $2.5 million on public improvements which are payable by the Sky Ranch CAB to Pure Cycle. Since Pure Cycle believes the amounts are probable of collection, they have been added to the note receivable from the Sky Ranch CAB. Additionally, for the three months ended November 30, 2023, project management fees of less than $0.1 million and interest income on the outstanding note receivable of $0.7 million were also added to the note receivable. No payments were made on the note receivable during the three months ended November 30, 2023 and 2022. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Three Months Ended
	November 30, 2023	November 30, 2022
Beginning balance	$24,999	$17,208
Additions	3,271	1,279
Payments received	—	—
Ending balance	$28,270	$18,487

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

NOTE 3 – REVENUES, FEES AND OTHER INCOME ITEMS

Water and wastewater tap fees, metered water usage and wastewater treatment fees, lot sales, and project management revenue

The Company’s revenue is primarily generated from sales of water and wastewater taps, metered water and wastewater usage, and the sale of lots to homebuilders. Detailed descriptions of the policies related to revenue recognition are included in Note 2 to the 2023 Annual Report.

The following describes significant components of revenue for the three months ended November 30, 2023 and 2022.

Water and wastewater tap fees – During the three months ended November 30, 2023 and 2022, the Company sold a total of 15 and 4 water and wastewater taps generating $0.6 million and $0.2 million in tap fee revenues. These taps were all sold at Sky Ranch.

Metered water and wastewater usage fees – During the three months ended November 30, 2023 and 2022, the Company sold a total of 623 and 207 acre-feet of water generating $2.4 million and $0.6 million in metered water and wastewater treatment fees revenue. The Company provides water and wastewater services to customers, for which the customers are charged monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (SFE) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure, and certain usage revenues are subject to royalties as described in the 2023 Annual Report. The Company also sells water for industrial uses, mainly to oil and gas companies for use in the drilling processes.

Sale of finished lots – For the three months ended November 30, 2023 and 2022, the Company recognized $1.9 million and $0.5 million of lot sale revenue, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch master planned community. As of November 30, 2023, the first development phase (509 lots) is complete and the second development phase (850 lots) is being developed in four subphases, referred to as Phase 2A (229 lots), Phase 2B (211 lots), Phase 2C (204 lots) and Phase 2D (206 lots). As of November 30, 2023, Phase 2A is approximately 95% complete and Phase 2B is approximately

43% complete. Phase 2A is substantially completed with some landscaping items remaining, and Phase 2B is expected to be complete by the end of Pure Cycle’s fiscal 2024. Phase 2C is scheduled to begin during Pure Cycle’s fiscal 2024 second quarter.

Project management services – During each of the three-month periods ended November 30, 2023 and 2022, the Company recognized less than $0.1 million of project management revenue from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project.

Single-family rental revenue

In November 2021, Pure Cycle began renting single-family homes on lots it retained at Sky Ranch. Pure Cycle began recognizing lease income related to these rental units in November 2021. Pure Cycle generally rents its single-family properties under non-cancelable lease agreements with a term of one year.  As of November 30, 2023, Pure Cycle has 14 single-family detached homes rented under separate lease agreements. For each of the three-month periods ended November 30, 2023 and 2022, the Company reported $0.1 million and less than $0.1 million of rental property revenues.

Pure Cycle will begin construction on 17 additional rental homes in Phase 2B, all of which the Company believes will be available for rent before December 31, 2024. As of November 30, 2023, the Company had reserved 81 lots in Phases 2B, 2C and 2D of Sky Ranch for future rental units. When combined with the 14 units already built and rented, these additions will bring the total single-family rentals to 95. The Company expects to take three to five years to build and rent all these units. Based on these projections, the Company believes this could become a reportable operating segment in the future once its operations become material.

Special facility projects and other revenue

Pure Cycle receives fees from customers including municipalities and area water providers for contract operations services. These fees are recognized as earned, typically monthly, plus charges for additional work performed. Additionally, the Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance services. The revenue for both types of services are invoiced and recognized as special facility projects revenue.  For each of the three-month periods ended November 30, 2023 and 2022, the Company recognized $0.3 million and less than $0.1 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Three Months Ended November 30, 2023
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2023	$69	$1,661	$1,730
Revenue recognized	(127)	(1,963)	(2,090)
Revenue deferred	108	4,093	4,201
Balance at November 30, 2023	$50	$3,791	$3,841

	Three Months Ended November 30, 2022
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2022	$570	$4,275	$4,845
Revenue recognized	(18)	(513)	(531)
Revenue deferred	-	127	127
Balance at November 30, 2022	$552	$3,889	$4,441

The Company receives deposits or pre-payments from oil and gas operators to reserve water for use in future well drilling operations. When the operators use the water, the Company recognizes the revenue for these payments in the metered water usage from the commercial customers line on the statement of income.

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

The carrying value for certain of the Company’s financial instruments (i.e., cash, restricted cash, short term investments, accounts receivable, accounts payable, accrued liabilities, the SFR Notes and the Lost Creek Note, each as defined in Note 6 below) materially approximate their fair value because of their short-term nature and generally negligible credit losses.

As of November 30, 2023 and August 31, 2023, the Company had no assets or liabilities measured at fair value on a recurring basis. As of August 31, 2023, the Company had one Level 3 liability, which was the contingent portion of the CAA.

There were no transfers between Level 1, 2 or 3 categories during the three months ended November 30, 2023 or 2022.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the 2023 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	November 30, 2023		August 31, 2023
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$20,149	$(2,996)	$20,020	$(2,813)
Rangeview water supply	15,192	(19)	15,084	(18)
Water supply – Other	7,588	(2,110)	7,612	(2,064)
Sky Ranch water rights and other costs	7,764	(1,529)	7,764	(1,487)
Sky Ranch pipeline	5,740	(1,223)	5,740	(1,175)
Lost Creek water supply	7,357	—	7,328	—
Fairgrounds water and water system	2,900	(1,525)	2,900	(1,503)
Wild Pointe service rights	1,632	(1,222)	1,632	(1,222)
Totals	68,322	(10,624)	68,080	(10,282)
Net investments in water and water systems	$57,698		$57,798

Construction in Progress

The construction in progress account represents costs incurred on various construction projects currently underway that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of costs incurred relating to water facilities being constructed, which Pure Cycle anticipates will be placed in service during the next 12 months. During the three months ended November 30, 2023, the Company incurred $1.7 million of costs related to construction in Sky Ranch and water and wastewater construction projects. The Company capitalized $1.3 million of costs as projects were completed and placed into service during the three months ended November 30, 2023.

Single-Family Rental Homes

During the year ended August 31, 2023, the Company completed 11 additional rental homes to be used in the rental business. The Company began construction on one single-family detached unit in March 2022 which was completed in December 2022 and rented effective December 15, 2022. For the remaining 10 units, comprised of single-family detached houses and paired homes, construction began in the summer of 2022 and was completed during the fourth quarter of fiscal 2023.

At November 30, 2023, the Company has reserved a total of 91 lots in Phase 2 of Sky Ranch (10 of which are in Phase 2A and completed) to build additional rental units.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of November 30, 2023, the outstanding principal and deferred financing costs of the Company’s loans are as follows:

(In thousands)	November 30, 2023
Single-Family Rental Home Note Payable	$3,974
Lost Creek Note Payable	3,000
Total outstanding principal	6,974
Deferred financing costs	(66)
Less current maturities, net of current deferred financing costs	(34)
Debt, less current portion	$6,874

As of November 30, 2023, the scheduled maturities (i.e. principal payments) of the Company’s loans are as follows:

(In thousands)	Scheduled principal payments
Within 1 year	$42
Year 2	196
Year 3	424
Year 4	1,312
Year 5	3,146
Thereafter	1,854
Total principal payments	$6,974

SFR Note 1

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note 1) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note 1 has the following terms:

●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5%, which has a floor of 3.75% and a ceiling of 4.25% (4.25% as of November 30, 2023). In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments from January 1, 2022 through June 1, 2022
●	Fifty-three principal and interest payments each month which began July 1, 2022 in the amount of $4,600 each
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements (which the Company satisfied as of August 31, 2023), calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

SFR Note 2

On August 30, 2023, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note 2) with its primary bank to reimburse amounts expended for the construction of the next 11 single-family rental homes. The SFR Note 2 has the following terms:

●	Initial principal amount of $3.0 million
●	An interest rate of 7.51%. In the event of default, the interest rate on the SFR Note 2 would be increased by adding an additional 5.0%
●	Maturity date of August 30, 2028
●	Fifty-nine principal and interest payments each month beginning September 30, 2023 in the amount of $21,200 each
●	Estimated final principal and interest balloon payment of $2.9 million payable on August 30, 2028
●	Secured by 11 single-family rental homes
●	Required minimum EBITDA of $3.0 million, measured annually at each fiscal year end (which the Company satisfied as of August 31, 2023).

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

Working Capital Line of Credit

On January 31, 2022, the Company entered a Business Loan Agreement (Working Capital LOC) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate plus 0.5% (9.0% as of November 30, 2023), which has a floor of 3.75%. In the event of default, the interest rate on the Working Capital LOC would be increased by an additional 2.0%. As of November 30, 2023, the Company has not drawn on the Working Capital LOC.

Letters of Credit

At November 30, 2023, the Company has seven Irrevocable Letters of Credit (LOCs) outstanding. The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch. The Company has the full intent and ability to perform on the contracts, after which, the LOC’s will expire at various dates from June 2024 through November 2024. As of November 30, 2023, the LOCs totaled $2.9 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank, renew annually at various dates and have a 1% annual fee.

NOTE 7 – EMPLOYEE STOCK PLANS

The Company reserved 1.6 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2014 Equity Incentive Plan (2014 Equity Plan). As of November 30, 2023 and August 31, 2023, there were 956,378 shares and 964,378 shares available for grant under the 2014 Equity Plan.

The following table summarizes the combined stock option activity for the 2014 Equity Plan for the periods noted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2023	563,000	$9.15	5.5	$1,221
Granted	—	$—
Exercised	—	$—
Forfeited / Expired	—	$—
Outstanding at November 30, 2023	563,000	$9.15	5.2	$1,221
Options exercisable at November 30, 2023	504,000	$8.95	5.1	$1,100

Outstanding at August 31, 2022	712,500	$8.75	5.7	$1,489
Granted	—	$—
Net settlement exercised	—	$—
Forfeited / Expired	—	$—
Outstanding at November 30, 2022	712,500	$8.75	5.5	$1,640

There were no options exercised or issued during the three months ended November 30, 2023.

The following table summarizes the activity and value of non-vested options under the 2014 Incentive Plan for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2023	111,000	$4.47
Granted	—	$—
Vested	(52,000)	$4.41
Forfeited / Expired	—	$—
Non-vested options outstanding at November 30, 2023	59,000	$4.45

Non-vested options outstanding at August 31, 2022	232,998	$4.47
Granted	—	$—
Vested	(101,998)	$4.40
Forfeited	—	$—
Non-vested options outstanding at November 30, 2022	131,000	$4.54

All non-vested options are expected to vest.

On September 19, 2023, the Company issued certain employees 8,000 shares of restricted stock. These shares vested 20% at the September 19, 2023 grant date, and 20% vest each anniversary of the grant date for four years. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.

On January 11, 2023, the Company’s six non-employee Board members were each granted 3,033 shares of unrestricted stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company's common stock on the date of grant of $9.89. There is no vesting requirement for the unrestricted stock grants. Additionally, on January 11, 2023, the Company’s board awarded an executive officer 50,000 shares of restricted stock. Of which 10,000 shares fully vested in fiscal 2023 and the remaining 40,000 restricted stock unit awards were forfeited upon the executive officer’s departure. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.

On September 14, 2022, the Company issued certain employees 6,000 shares of restricted stock. These shares vested 20% at the September 14, 2022 grant date, and 20% vest each anniversary of the grant date for four years. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.

For the three months ended November 30, 2023 and 2022, the Company recognized $0.1 million of stock-based compensation expense.

At November 30, 2023, the Company had unrecognized compensation expenses totaling $0.3 million relating to non-vested options and restricted stock that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Rangeview Metropolitan District

The Rangeview Metropolitan District (Rangeview District) and the Company’s agreements with the Rangeview District are described in greater detail in Note 15 to the 2023 Annual Report.

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.25 million, which is unsecured, and bears interest based on the prevailing prime rate plus 2% (10.5% at November 30, 2023). The maturity date of the loan is December 31, 2023, at which time it automatically renews through December 31, 2024. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. The November 30, 2023, balance in notes receivable - related parties, other totaled $1.5 million, which included borrowings of $1.4 million and accrued interest of $0.1 million. As of August 31, 2023, the principal and interest on both loan agreements totaled $1.5 million, which included $1.4 million of borrowings and less than $0.1 million of accrued interest. During the three months ended November 30, 2023 and 2022, the Company did not receive any interest or principal payments from the Rangeview District.

Additionally, the Company provides funding to the Rangeview District for the Rangeview District’s participation in the “Wise Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in Note 8 to the 2023 Annual Report. During the three months ended November 2023 and 2022, the Company, through the Rangeview District, received metered water deliveries of 65 acre-feet and 55 acre-feet of WISE water, paying $0.1 million and $0.1 million for this water. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2023, WISE water was approximately $6.48 per thousand gallons and such rate will remain in effect through calendar 2023.

Sky Ranch Community Authority Board

The Sky Ranch CAB and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Note 15 to the 2023 Annual Report.

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to Sky Ranch. The Sky Ranch CAB was formed to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. For the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. To fund these improvements, the Company and the Sky Ranch CAB entered into various funding agreements obligating the Company to advance funds to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the agreements bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for the first phase and December 31, 2060 for the second phase shall be deemed forever discharged and satisfied in full.  The Company has received cumulative, project-to-date payments of $35.5 million from the Sky Ranch CAB for payments on the note receivable including both principal and interest payments.

As of November 30, 2023, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $28.3 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third-party. The Company anticipates providing additional funding of approximately $15.5 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2024 related to Phase 2A, Phase 2B and Phase 2C of the Sky Ranch development.  Payments from Sky Ranch CAB are made based on available cashflow from operations or from proceeds from the issuance of bonds.

In fiscal 2022, through a competitive bidding process, the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2A of the Sky Ranch Master Planned Community. The contracted bid price is $0.4 million, which is being recognized as revenue as the construction of the fence progresses. During the three months ended November 30, 2023 and 2022, the Company recognized less than $0.1 million of revenue related to this contract.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson), a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch. During the three months ended November 30, 2023 and 2022, the Sky Ranch CAB paid Nelson $0.1 million and $0.2 million related to this contract. Nelson is majority owned by the chair of the Company’s board of directors.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The table below presents the percentage of total revenue for the reported customers for the three months ended November 30, 2023 and 2022. For water and wastewater customers, the Company provides services on behalf of the Rangeview District for which the significant end users include Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fee revenues.

	Three Months Ended
% of Total Revenue Generated From:	November 30, 2023	November 30, 2022
Two oil & gas operators	37%	15%
Lennar	14%	9%
Melody (DR Horton)	13%	-%
Challenger	10%	9%
KB Home	8%	13%
Sky Ranch CAB	8%	8%

As of November 30, 2023, 71% of the reported trade accounts receivable balance is owed to Pure Cycle by the Rangeview District for tap fees, water usage and wastewater treatment fees.

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	November 30, 2023	August 31, 2023
Accrued compensation	$438	$985
Other operating payables	294	406
Property taxes	175	148
Operating lease obligation, current	68	118
Professional fees	—	70
Rental deposits	40	34
Total accrued liabilities	$1,015	$1,761

Land development costs due to the Sky Ranch CAB	$610	$727
Due to Rangeview Metropolitan District	296	294
Total accrued liabilities - related parties	$906	$1,021

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

The water and wastewater resource development segment includes providing water and wastewater services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing, operating, and maintaining infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all activities necessary to develop and sell finished lots, which for the three months ended November 30, 2023 and 2022, was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under the non-cancellable annual leases.

The tables below present the measure of profit and assets used to assess the performance of the two required segments and the single-family rentals that the Company believes will become a segment for the periods presented:

	Three Months Ended November 30, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$3,281	$1,996	$109	$5,386

Cost of revenue	858	767	57	1,682
Depreciation and depletion	362	—	—	362
Total cost of revenue	1,220	767	57	2,044

Segment (loss) profit	$2,061	$1,229	$52	$3,342

	Three Months Ended November 30, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$794	$521	$25	$1,340

Cost of revenue	723	215	10	948
Depreciation and depletion	378	—	—	378
Total cost of revenue	1,101	215	10	1,326

Segment profit	$(307)	$306	$15	$14

The following table summarizes the Company’s total assets by segment. The assets consist of water rights and water and wastewater systems in the Company’s water and wastewater resource development segment; land, land development costs and deposits in the Company’s land development segment; and the cost of the homes in the single-family rental line. The Company’s other assets (Corporate) primarily consist of cash, short term investments, restricted cash, equipment, and related party notes receivable.  Related party notes receivable were not previously presented as Corporate assets and the totals listed as of August 31, 2023 have been updated to reflect the Company’s new presentation.

(In thousands)	November 30, 2023	August 31, 2023
Water and wastewater resource development	$65,803	$63,129
Land development	10,359	7,710
Single-family rental	5,251	5,128
Corporate	55,916	57,249
Total assets	$137,329	$133,216

NOTE 12 – EARNINGS PER SHARE

Earnings per share (EPS) is calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended November 30, 2023 and 2022, the Company excluded 487,882 options and 610,395 options because their impact was anti-dilutive.

	Three Months Ended
(In thousands, except share and per share amounts)	November 30, 2023	November 30, 2022
Net income	$2,065	$159

Basic weighted average common shares	24,078,544	23,985,788
Effect of dilutive securities	75,118	102,105
Weighted average shares applicable to diluted earnings per share	24,153,662	24,087,893

Earnings per share - basic	$0.09	$0.01
Earnings per share - diluted	$0.09	$0.01

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of November 30, 2023, the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year considering any items requiring discrete recognition.

The effective income tax rate for the three months ended November 30, 2023, was impacted by adjustments related to reconciling items between the Company’s books and tax returns.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Pure Cycle" refer to Pure Cycle Corporation and all entities owned or controlled by Pure Cycle Corporation. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business included in our Annual Report on Form 10-K for the year ended August 31, 2023 (2023 Annual Report) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Disclosure Regarding Forward-Looking Statements” in this Form 10-Q; and Part I, Item 1A. “Risk Factors” in our 2023 Annual Report for further discussion).

We are a diversified water and land resource development company. At our core, we are a wholesale water and wastewater service provider, and we develop land we own into master planned communities, reserving certain lots on which we build homes for our single-family rental business. Both the land development and single-family home rental lines of business generate customers and usage fees for our water and wastewater resource development business.

Recent Developments and Economic Conditions

The housing market experienced tremendous growth for several years through 2022. In the third quarter of calendar 2022, the housing market experienced increased challenges, which have continued through the date of this filing and show signs of continuing in 2024. These challenges were caused by multiple factors including rising mortgage interest rates; the war in Ukraine, which has impacted supplies of energy, food, fertilizer, and fuel; increasing inflation; disruptions in supply chains, distribution networks and consumer behavior; and the collapse of three large banks, which may impact the availability of lending and deposit rates. The U.S. Federal Reserve Board (Federal Reserve) remains aggressive in its actions to combat inflation, which has resulted in mortgage rates rising, which hit their highest levels in over 15 years during 2023, further challenging the housing market.

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

The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during calendar 2022 and 2023 sought to moderate persistent U.S. inflation, and the further actions it has stated it intends to take, are expected to be an ongoing headwind for the housing market in 2024 as they have elevated mortgage loan interest rates and created macroeconomic uncertainty and volatility across financial markets. In addition, consumer demand for our homes and our ability to grow our scale, revenues, and returns in fiscal 2024 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. and Colorado markets. We continue to work proactively to mitigate these impacts working with our home builder partners on timing of investment and delivery of lots; however, the potential extent and effect of these factors on our business is uncertain, unpredictable, and outside our control, and our past performance should not be considered indicative of our future results.

Our Business Strategy

For more than three decades we have accumulated a large portfolio of valuable water rights and land interests in Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we use to serve domestic, commercial, and industrial water demands in the eastern Denver metropolitan region. Our primary land asset, Sky Ranch, is in one of the most active development areas in the Denver metropolitan region along the rapidly developing I-70 corridor, and we are developing lots at Sky Ranch for residential, commercial, retail, and light industrial uses. We also have launched a single-family rental business where we rent homes in Sky Ranch under annual lease agreements. We plan to expand this new line of business to more than 200 rental units over the next several years.

Although we report our results of operations through our water and wastewater resource development segment and our land development segment, we operate these segments as a cohesive business designed to provide a cost effective, sustainable, and value-added business enterprise.

Water and Wastewater

Water resources throughout the western U.S., and particularly in Colorado, are a scarce and valuable resource. Our owned and/or controlled portfolio of approximately 30,000 acre-feet of water is comprised of groundwater, designated basin groundwater, and surface water supplies. Our other significant water assets include 26,000 acre-feet of adjudicated reservoir sites, two wastewater reclamation facilities, water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and roughly 50 miles of water distribution and wastewater collection lines. Our water supplies and wholesale facilities are primarily located in southeast Denver, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater. We believe this provides us with a unique competitive advantage in offering these services.

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

Revenues for our water operations are dependent on us growing the number of customers we serve. If we are unable to add customers to our systems and sell taps to builders, our revenues could be negatively impacted. We currently are the developer of the Sky Ranch Master Planned Community, which is the main driver of our tap sales. Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping parks irrigated. Additionally, prolonged periods of dry weather could lead to drought restrictions and limited water availability. Despite our substantial water supply, customers may be required to conserve water usage under such drought restrictions which would negatively impact metered usage revenues. We have addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.

Land Development

Our Land Development segment is primarily focused on developing the Sky Ranch Master Planned Community located along the booming I-70 corridor. We develop and sell residential, commercial, retail, and light industrial lots. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, and schools. Additionally, Sky Ranch is zoned to include over two million square feet of retail, commercial, and light industrial space, which is the equivalent of approximately 1,800 residential units, meaning the Sky Ranch community at build-out will include a total of roughly 5,000 residential and equivalent units. Our land development activities include the design, permitting, and construction of all the horizontal infrastructure, including, storm water, drainage, roads, curbs, sidewalks, parks, open space, trails, and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots. Additionally, pursuant to certain agreements with the Sky Ranch CAB and its related metropolitan districts, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., the costs of which are reimbursed to us by the Sky Ranch CAB through funds generated from property taxes, fees or the issuance of municipal bonds.

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

We have been developing the Sky Ranch community since 2017, which we are developing in phases. We believe it will take approximately eight to ten more years to fully develop Sky Ranch. In 2017, we began the initial development phase of Sky Ranch when we entered separate contracts with Richmond American Homes, Taylor Morrison, and KB Home, pursuant to which we sold a total of 505 single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities). As of November 30, 2023, Phase 1 of the Sky Ranch development is complete, and all revenue and costs have been recognized.

During our fiscal 2021, we began construction on the second development phase at Sky Ranch. For this phase, we entered separate contracts with KB Home, Lennar Colorado, Melody (a DR Horton Company), and Challenger Homes to sell 804 single-family attached and detached residential lots at Sky Ranch, and we retained 65 lots (through such contracts and subsequent amendments) for use in our single-family home rental business. The second development phase is approximately 250 acres and is being completed in four sub-phases (referred to as Phase 2A, 2B, 2C and 2D). Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 40% increase in our average lot prices. For example, we increased our sales price for a 50’ foot lot from $75,000 to $108,000 and added an escalation clause that increases the prices depending on timing of payments. The timing of cash flows includes certain milestone deliveries such as the completion of governmental approvals for final plats, installation of wet utilities, and final completion of lot deliveries.

In February 2021, we began construction activities in Phase 2A at Sky Ranch, which has 229 residential lots, 10 of which we have retained for use in our single-family rental business. As of November 30, 2023, we have received plats and substantially completed wet and dry utilities, roads, and sidewalks for Phase 2A and are actively working on landscaping and fencing for the neighborhood. Contracts with three of the four homebuilders include milestone payments as construction progresses, with the fourth homebuilder contract having one payment due at delivery of the finished lot (i.e. the transfer of the title). As of November 30, 2023, Phase 2A of the Sky Ranch development is approximately 95% complete, and we have received all $18.4 million of payments related to the sale of the 219 lots in Phase 2A.

In March 2023, we began construction activities in Phase 2B at Sky Ranch, which is platted for 211 residential lots, 17 of which we have retained for use in our single-family rental business. Contracts with three of the four homebuilders in Phase 2B include milestone payments as construction progresses, with the fourth homebuilder having one payment due at the transfer of title of the finished lots. As of November 30, 2023, Phase 2B of the Sky Ranch development is approximately 43% complete. During the three months ended

November 30, 2023, we received $2.9 million which consists of the second milestone payments from two of the three builders with milestone payment contracts. The last second milestone payment of $1.2 million was received in December 2023. We expect the finished lot payment for Phase 2B, which total $8.9 million, to be received over the next 12 months.

We recognize revenue earned under these contracts over time using the percentage of completion method which aligns the recognition of revenue with the requisite progress made on construction activities. During the three months ended November 30, 2023 and 2022, due to the construction progress in Phase 2A and 2B, we recognized $1.9 million and $0.5 million of lot sale revenue related to construction at Sky Ranch. Due to construction progress, we have recognized a total of $17.5 million of lot sales revenue since construction began on Phase 2A and $5.3 million of lot sale revenue since construction began on Phase 2B. We expect to recognize the majority of the remaining $0.9 million of revenue for Phase 2A before the end of our fiscal 2024, and the remaining $11.8 million of revenue for Phase 2B over the next 12 months.

Payments for lot sales and the related revenue for Phases 2C and 2D will occur as construction of those phases occurs. We believe it will take approximately three more years to complete construction and sell the finished lots in all four subphases depending on the market conditions and permitting process.

In addition to the lot sales described above, from the start of development at Sky Ranch through November 30, 2023, we have received $21.6 million of water and wastewater tap fees from the homebuilders, which is for all 509 taps sold in Phase 1 (with four being allocated to our single-family rentals) and 228 of 229 taps sold in Phase 2A (with 10 being allocated to our single-family rentals). The timing of tap sales is dependent on when homebuilders request building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types including duplexes and townhomes. For Phase 2 in total, we estimate water and wastewater tap fees will exceed $20.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During Phase 1 of Sky Ranch, we retained ownership of four residential lots for use in this business. As of November 30, 2023, we have completed 14 single-family homes on these lots which we own, maintain, and have leased to qualified renters under one-year lease terms. We have expanded our single-family rentals in our second development phase of Sky Ranch by building homes on lots we did not sell to our home builder partners, which we will rent out once completed. As of November 30, 2023, we reserved a total of 91 lots in Phase 2, 10 of which are in Phase 2A and are completed and rented as of November 30, 2023. Additionally, we have reserved 17 lots in Phase 2B, which we anticipate completed in calendar 2024.

We capitalize the costs of the homes and when applicable depreciate the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

Results of Operations

Executive Summary

For the three months ended November 30, 2023, we generated net income of $2.1 million compared to $0.2 million for the comparable period in fiscal 2022. The increase was primarily driven by significant water sales to oil and gas operators for drilling purposes and increased lot sale revenue being recognized using the percentage of completion method, which is based on progress of construction. Despite increased challenges on the housing market, our land development activities showed an increase in growth over last year as we began construction on Phase 2B at Sky Ranch, which we believe is due to our entry level pricing and affordable lot costs.

The tables below present our consolidated results of operations for the three months ended November 30, 2023 and 2022.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	November 30, 2023	November 30, 2022	$ Change	% Change
Water and wastewater resource revenue	$3,281	$794	$2,487	313%
Land development revenue
Lot sales	1,896	513	1,383	270%
Project management fees	100	8	92	1,150%
Single-family rental	109	25	84	336%
Total revenue	5,386	1,340	4,046	302%

Water and wastewater resource cost of revenue	1,220	1,101	119	11%
Land development cost of revenue	767	215	552	257%
Single-family rental cost of revenue	57	10	47	470%
Total cost of revenue	2,044	1,326	718	54%

General and administrative expense and depreciation	1,586	1,503	83	6%
Operating income	1,756	(1,489)	267	18%
Other income, net	1,046	1,778	(732)	(41)%
Income tax expense	(737)	(130)	607	467%
Net income	$2,065	$159	$1,906	1,199%

Basic EPS	$0.09	$0.01	$0.08	800%
Diluted EPS	$0.09	$0.01	$0.08	800%

Water delivered (acre-feet)	623	207	416	201%
Water taps sold	15	6	9	150%
Wastewater taps sold	15	4	11	275%

Three Months Ended November 30, 2023 Results Compared to 2022

For the three months ended November 30, 2023, total revenue increased as compared to 2022, primarily due to a significant increase in oil and gas drilling operations in our service area resulting in a substantial increase in commercial water sales. We also experienced increased lot sale revenue from multiple on-going Phases in 2023. Phase 2A had more activity in 2023 and we began construction on Phase 2B in 2023, resulting in more revenue being recognized. Our water and wastewater tap sales increased period over period. Lot sales are recognized using the percentage of completion method and due to increased construction activity in 2023 despite the increased challenges on the housing market and severe weather in our market, construction activities increased to provide additional lots to builders.

For the three months ended November 30, 2023, total costs of revenue increased as compared to 2022, primarily due to higher costs in the land development segment as we continued developing Phases 2A and 2B of Sky Ranch, and higher costs related to the delivery of water to oil and gas operators. Costs of revenue for the water and wastewater segment did not increase in line with revenue because the water sold to oil and gas operators was lower cost water resulting in higher profits versus traditional domestic usage.

For the three months ended November 30, 2023, water deliveries increased as compared to 2022 primarily due to increased water sales to oil and gas operators.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
(In thousands, except for water deliveries)	November 30, 2023	November 30, 2022	$ Change	% Change
Metered water usage from:
Municipal water usage	$202	$121	$81	67%
Commercial water usage	2,132	392	1,740	444%
Wastewater treatment fees	86	63	23	37%
Water and wastewater tap fees	581	150	431	287%
Other revenue	280	68	212	312%
Total segment revenue	3,281	794	2,487	313%

Water service costs	553	479	74	15%
Wastewater service costs	159	138	21	15%
Depreciation	362	378	(16)	(4)%
Other	146	106	40	38%
Total expenses	1,220	1,101	119	11%
Segment operating income	$2,061	$(307)	$2,368	771%

Water deliveries (acre-feet)
On Site	2	7	(5)	(70)%
Commercial sales - export water and other	2	32	(30)	(94)%
Sky Ranch	79	51	28	54%
Wild Pointe	24	22	2	11%
O&G operations	516	95	421	444%
Total water deliveries	623	207	416	201%

For the three months ended November 30, 2023, residential water usage revenue increased over 2022 mainly due to increased residential customers at Sky Ranch. Commercial water usage revenue increased for the three months ended November 30, 2023 compared to 2022  due to increased water sales to oil and gas operators.

For the three months ended November 30, 2023, wastewater treatment fees increased slightly as compared to 2022 primarily due to new Sky Ranch customers.

For the three months ended November 30, 2023, water and wastewater tap sales increased compared to 2022 due to timing of closings at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings.

Land Development Results of Operations

	Three Months Ended
(In thousands)	November 30, 2023	November 30, 2022	$ Change	% Change
Lot sales	$1,896	$513	$1,383	270%
Project management revenue	100	8	92	1,150
Total revenue	1,996	521	1,475	283%

Land development construction and project management costs	767	215	552	257%

Segment operating income	$1,229	$306	$923	302%

For the three months ended November 30, 2023, lot sales revenue increased as compared to 2022 due to timing of development activities and 2023 having two phases under construction (Phase 2A and 2B). Per lot revenue is expected to remain consistent for all four subphases of Phase 2. Revenue for builder contracts is recognized over time with progress measured under the percent of completion method; therefore, revenue will fluctuate due to timing of construction activities throughout Phase 2.

For the three months ended November 30, 2023, land development construction costs increased compared to 2022 due to increased construction activity and having two subphases under development in 2023.

Single-Family Rental Results of Operations

In fiscal 2021, we began construction on three homes that were completed and rented effective November 1, 2021. Each home was rented under a one-year non-cancellable lease agreement. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities including water and wastewater services that are paid to us. During Q1 2024, the Company had a total of 14 units rented.

Liquidity, Capital Resources and Financial Position

As of November 30, 2023, our working capital, defined as current assets less current liabilities, was $20.4 million, which included $22.0 million in cash and cash equivalents. All our cash is maintained at high-credit quality institutions and overnight investments are made into an insured cash sweep program which provides FDIC insurance for our entire cash balance through the banks in which our cash is being held. We believe that as of November 30, 2023 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. Our expected obligations for the next 12 months are described below.

Sky Ranch Development

Phase 1 of the Sky Ranch development is complete, Phase 2 began in February 2021, which is being done in four subphases, of which Phase 2A and Phase 2B are the only two being actively developed as of November 30, 2023. We estimate total costs to complete the infrastructure (including public improvements) for all 850 lots in Phase 2 to total $74.6 million. Of this, we anticipate spending up to $15.5 million in the next 12 months, and we anticipate receiving approximately $19 million in milestone payments from our builder customers, completed lot payments, and tap fees from the home builders over the same period. The amounts we expect to spend and receive in the next 12 months are dependent on the pace of construction in Phase 2A, Phase 2B and Phase 2C. We believe water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

Single-Family Rental Construction Contract

In calendar 2024 we anticipate entering into a contact with a national home builder to construct 17 rental units at Sky Ranch in Phase 2B to be used in our single-family rental business. The contracted construction costs for all 17 units will be approximately $6 million, as of November 30, 2023, we had incurred less than $0.1 million of these construction costs. We anticipate incurring the majority of the remaining cost in calendar 2024.

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

South Metropolitan Water Supply Authority (SMWSA) and the Water Infrastructure Supply Efficiency Partnership (WISE)

We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate investing up to $6.0 million in total through fiscal years 2025 to fund the Rangeview District’s obligation to purchase water and fund development of infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we have the sole right to use and reuse the Rangeview District’s 9% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately 3.0 million gallons per day of transmission pipeline capacity and up to 900 acre-feet per year of water.

Summary Cash Flows Table

	Three Months Ended
(In thousands)	November 30, 2023	November 30, 2022	$ Change	% Change
Cash (used) provided by:
Operating activities	$(1,440)	$(758)	$(682)	(90)%
Investing activities	(2,177)	(17,179)	15,002	87%
Financing activities	(206)	(114)	(92)	(81)%

Net Change in cash	$(3,823)	$(18,051)	$14,228	79%

For the three months ended November 30, 2023, we used cash as follows:

●	Operating activities used $1.4 million of cash, mainly for normal operations, to fund construction activities (including the public improvements) at Sky Ranch, and payments to vendors. We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.
●	Investing activities used $2.2 million in cash, mainly for investing in future phases of Sky Ranch and construction of additional water delivery infrastructure.
●	Financing activities used $0.2 million of cash, mainly for the repurchase of common stock.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of our 2023 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three months ended November 30, 2023 are the same as those described in our 2023 Annual Report. There have been no changes to our critical accounting policies during the three months ended November 30, 2023. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures during our fiscal 2023, as well as of November 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the fiscal 2023 evaluation, the President and the Chief Financial Officer each concluded that, during fiscal 2023 and as of November 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Issuer Purchases of Equity Securities

On November 2, 2022, our Board of Directors approved a stock repurchase program. The program is open-ended and authorizes repurchases of up to an aggregate of 200,000 shares of common stock in the open market. As of November 30, 2023, the Company had repurchased 20,000 under the repurchase program. The following table presents the number and average price of shares purchased in each month as of January 12, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 2023	15,000	$10.06	15,000	185,000
October 2023	5,000	9.49	5,000	180,000
January 2024	2,029	9.94	2,029	177,971

Total	22,029	$9.83	22,029	177,971

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover page formatted as inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Marc S. Spezialy
Marc S. Spezialy
Vice President and Chief Financial Officer

January 16, 2024