Form 10-Q
period 2024-02-29
PURE CYCLE CORP
filed 2024-04-10
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,088,734 shares of 1/3 of $.01 par value common stock as of April 5, 2024.

PURE CYCLE CORPORATION

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated revenue from our commercial water sales;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	increased demand for single-family rental homes;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction and sale of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated financial results, including anticipated increases in customers and revenue, from development of our Sky Ranch property;
●	estimated tap fees to be generated from the development of the various phases of Sky Ranch;
●	anticipated expansion and rental dates for our single-family rental homes;
●	anticipated revenues and cash flows from our single-family rental homes;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” (as defined herein) and the timing and availability of water from, and projected costs related to, WISE;
●	increases in future water or wastewater tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●	anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;
●	capital required and costs to develop Sky Ranch;
●	anticipated development of other phases concurrently with the second phase of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Ranch, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenues from customers in the Rangeview District, Sky Ranch Districts, and Elbert & Highway 86 District;
●	plans for the use and development of our water assets and potential delays;
●	estimated number of connections we can serve with our existing water rights;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	anticipated number of deep-water wells required to continue expanding and developing our Rangeview Water Supply;
●	expenditures for expenses and capital needs of the Rangeview District;
●	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
●	plans to drill water wells into aquifers located beneath the Lowry Ranch and the timing and estimated costs of such a build out;

●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	factors that may impact labor and material costs;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	estimated supply capacity of our water assets;
●	our belief that we have exceeded market expectations with the delivery of our lots at Sky Ranch;
●	the impact of future cyberattacks on our business, financial condition, operating results and reputation;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	our belief that several long-term land development and housing factors remain positive;
●	our belief that Sky Ranch is better positioned to navigate the changing market then competitors;
●	the impact of the downturn in the homebuilding market and increased interest rates on our business and financial condition;
●	the recoverability of water and wastewater service costs from rates;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	the anticipated development of the Sky Ranch Academy and the timing of enrollment of upper grades;
●	service life of constructed facilities;
●	accounting estimates and the impact of new accounting pronouncements; and
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	February 29, 2024	August 31, 2023
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$20,417	$26,012
Short term investments	169	—
Trade accounts receivable, net	1,712	1,092
Land under development	3,441	1,726
Income taxes receivable	—	551
Prepaid expenses and other assets	637	346
Total current assets	26,376	29,727
Restricted cash	2,880	2,475
Investments in water and water systems, net	57,417	57,798
Construction in progress	6,227	5,457
Single-family rental units	5,171	4,490
Land and mineral rights:
Held for development	5,150	4,652
Held for investment purposes	451	451
Other assets	1,036	1,359
Notes receivable – related parties, including accrued interest
Reimbursable public improvements and project management fees	28,915	24,999
Other	1,410	1,451
Operating leases - right of use assets	193	357
Total assets	$135,226	$133,216

LIABILITIES:
Current liabilities:
Accounts payable	$1,169	$1,960
Accrued liabilities	1,338	1,761
Accrued liabilities – related parties	1,086	1,021
Income taxes payable	176	—
Deferred lot sale revenues	2,605	1,661
Deferred water sales revenues	31	69
Debt, current portion	33	31
Total current liabilities	6,438	6,503
Debt, less current portion	6,868	6,885
Deferred tax liability, net	1,352	1,352
Lease obligations - operating leases, less current portion	124	242
Total liabilities	14,782	14,982
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,088,734 and 24,078,720 outstanding, respectively	80	80
Additional paid-in capital	175,014	174,689
Accumulated deficit	(54,650)	(56,535)
Total shareholders’ equity	120,444	118,234
Total liabilities and shareholders’ equity	$135,226	$133,216

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share information)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenues:
Metered water usage from:
Municipal customers	$111	$83	$313	$204
Commercial customers	1,481	59	3,613	451
Wastewater treatment fees	87	78	173	141
Water and wastewater tap fees	—	994	581	1,144
Lot sales	1,215	1,391	3,111	1,904
Project management fees	41	123	141	131
Single-family rentals	125	31	234	56
Special facility projects and other	137	240	417	308
Total revenues	3,197	2,999	8,583	4,339

Expenses:
Water service operations	511	402	1,064	881
Wastewater service operations	181	116	340	254
Land development construction costs	81	197	769	340
Project management costs	168	74	247	146
Single-family rental costs	33	19	90	29
Depletion and depreciation	360	461	722	839
Other	86	141	232	247
Total cost of revenues	1,420	1,410	3,464	2,736

General and administrative expenses	1,997	1,707	3,435	3,095
Depreciation	148	122	296	237
Operating (loss) income	(368)	(240)	1,388	(1,729)

Other income (expense):
Interest income - related party	215	263	939	510
Interest income - Investments	286	218	594	446
Oil and gas royalty income, net	53	67	87	183
Oil and gas lease income, net	20	19	38	38
Other, net	64	(1)	134	1,217
Interest expense, net	(111)	(47)	(219)	(97)
Income from operations before income taxes	159	279	2,961	568
Income tax expense	41	90	778	220
Net income	$118	$189	$2,183	$348

Earnings per common share - basic and diluted
Basic	$—	$0.01	$0.09	$0.01
Diluted	$—	$0.01	$0.09	$0.01
Weighted average common shares outstanding:
Basic	24,086,826	24,023,775	24,084,773	24,004,677
Diluted	24,149,195	24,142,300	24,149,524	24,114,089

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended February 29, 2024
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at November 30, 2023	432,513	$—	24,066,720	$80	$174,770	$(54,668)	$120,182
Restricted stock grants	—	—	—	—	7	—	7
Stock options exercised	—	—	13,978	—	—	—	—
Stock granted for services	—	—	18,036	—	180	—	180
Share-based compensation	—	—	—	—	57	—	57
Repurchases of common stock	—	—	(10,000)	—	—	(100)	(100)
Net income	—	—	—	—	—	118	118
Balance at February 29, 2024	432,513	$—	24,088,734	$80	$175,014	$(54,650)	$120,444

	Three Months Ended February 28, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at November 30, 2022	432,513	$—	23,986,645	$80	$174,243	$(61,075)	$113,248
Restricted stock grants	—	—	50,000	—	99	—	99
Stock granted for services	—	—	18,198	—	180	—	180
Share-based compensation	—	—	—	—	89	—	89
Net income	—	—	—	—	—	189	189
Balance at February 28, 2023	432,513	$—	24,054,843	$80	$174,611	$(60,886)	$113,805

	Six Months Ended February 29, 2024
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2023	432,513	$—	24,078,720	$80	$174,689	$(56,535)	$118,234
Restricted stock grants	—	—	8,000	—	30	—	30
Stock options exercised	—	—	13,978	—	—	—	—
Stock granted for services	—	—	18,036	—	180	—	180
Share-based compensation	—	—	—	—	115	—	115
Repurchases of common stock	—	—	(30,000)	—	—	(298)	(298)
Net income	—	—	—	—	—	2,183	2,183
Balance at February 29, 2024	432,513	$—	24,088,734	$80	$175,014	$(54,650)	$120,444

	Six Months Ended February 28, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2022	432,513	$—	23,980,645	$80	$174,150	$(61,234)	$112,996
Restricted stock grants	—	—	56,000	—	111	—	111
Stock granted for services	—	—	18,198	—	180	—	180
Share-based compensation	—	—	—	—	170	—	170
Net income	—	—	—	—	—	348	348
Balance at February 28, 2023	432,513	$—	24,054,843	$80	$174,611	$(60,886)	$113,805

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net income	$2,183	$348
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and depletion	994	1,076
Trade accounts receivable	(620)	304
Accounts payable and accrued liabilities	(1,100)	(1,063)
Other assets and liabilities	226	(137)
Share-based compensation expense	325	461
Deferred income taxes	—	95
Prepaid expenses	(291)	(136)
Amortized discount on U.S. Treasury Bills	—	(245)
Net activity for notes receivable - related party, other	(59)	(179)
Deferred water sales revenue	(38)	(37)
Land under development	(3,074)	—
Deferred lot sale revenues	944	(802)
Taxes payable / receivable	727	(4,140)
Net activity on note receivable - related party, reimbursable public improvements	(1,902)	(3,401)
Net cash used by operating activities	(1,685)	(7,856)
Cash flows from investing activities:
Purchase of property and equipment	(95)	(194)
Investments in future development phases at Sky Ranch	(1,612)	(1,309)
Construction costs of single-family rentals	(176)	(1,579)
Investments in water and water systems	(1,240)	(1,613)
Payments on note receivable - related party, other	100	-
Purchase of held-to-maturity investments in U.S. Treasury Bills	(169)	(15,000)
Net cash used in investing activities	(3,192)	(19,695)
Cash flows from financing activities:
Payments on notes payable	(15)	(5)
Repurchases of common stock	(298)	—
Payments to contingent liability holders	—	(111)
Net cash used in financing activities	(313)	(116)
Net change in cash, cash equivalents and restricted cash	(5,190)	(27,667)
Cash, cash equivalents and restricted cash – beginning of period	28,487	37,222
Cash, cash equivalents and restricted cash – end of period	$23,297	$9,555
Cash and cash equivalents	$20,417	$7,224
Restricted cash	2,880	2,331
Total cash, cash equivalents and restricted cash	$23,297	$9,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$65	$4,265
Cash paid for interest	$209	$98
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$284	$586
Change in investments in water and water systems included in accounts payable and accrued liabilities	$171	$160
Issuance of stock for compensation	$196	$111

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

February 29, 2024

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (Company or Pure Cycle) and include all adjustments that are of a normal recurring nature and are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and six months ended February 29, 2024 and February 28, 2023. The August 31, 2023 balance sheet was derived from the Company’s audited consolidated financial statements.

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

On September 1, 2023, the Company adopted the guidance on a modified retrospective basis. The Company has not restated comparative information for the three and six months ended February 28, 2023, and, therefore, the comparative information for the three and six months ended February 28, 2023, is reported under previous guidance and is not comparable to the information presented for the three and six months ended February 29, 2024. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Reclassifications

The Company has reclassified certain prior year information to conform to the current year presentation.

NOTE 2 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The Sky Ranch Community Authority Board (Sky Ranch CAB) and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Notes 5 and 15 to the 2023 Annual Report.

The notes receivable – related party, reimbursable public improvements and project management fees are due to the Company from the Sky Ranch CAB and reports the balances owed by the Sky Ranch CAB to Pure Cycle for public improvements paid for by Pure Cycle which are reimbursable from the Sky Ranch CAB, project management fees related to the Company’s management of the construction of the public improvements, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community (Sky Ranch). Pure Cycle has advanced funds to the Sky Ranch CAB for the cost of constructing certain public improvements at Sky Ranch which are the ultimate responsibility of the Sky Ranch CAB. During the three and six months ended February 29, 2024, Pure Cycle spent $1.0 million and $3.5 million on public improvements which are payable by the Sky Ranch CAB to Pure Cycle. Since Pure Cycle believes the amounts are probable of collection, they have been added to the note receivable from the Sky Ranch CAB. Additionally, for the three and six months ended February 29, 2024, project management fees of less than $0.1 million and $0.1 million and interest income on the outstanding note receivable of $0.2 million and $0.9 million were also added to the note receivable. During the three and six months ended February 29, 2024, the Sky Ranch CAB paid Pure Cycle $0.3 million and $0.3 million pursuant to the note. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

During the three and six months ended February 28, 2023, Pure Cycle spent $1.7 million and $2.8 million on public improvements which are payable by the Sky Ranch CAB to Pure Cycle. Since Pure Cycle believes the amounts are probable of collection, they have been added to the note receivable from the Sky Ranch CAB. Additionally, for the three and six months ended February 28, 2023, project management fees of $0.1 million and $0.1 million and interest income on the outstanding note receivable of $0.3 million and $0.5 million were also added to the note receivable. No payments were made on the note receivable during the three and six months ended February 28, 2023. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Three Months Ended
	February 29, 2024	February 28, 2023
Beginning balance	$28,270	$18,487
Additions	931	2,122
Payments received	(286)	—
Ending balance	$28,915	$20,609

	Six Months Ended
	February 29, 2024	February 28, 2023
Beginning balance	$24,999	$17,208
Additions	4,202	3,401
Payments received	(286)	—
Ending balance	$28,915	$20,609

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

NOTE 3 – REVENUES, FEES AND OTHER INCOME ITEMS

Water and wastewater tap fees, metered water usage and wastewater treatment fees, lot sales, and rents collected from single family homes

The Company’s revenue is primarily generated from sales of water and wastewater taps, metered water and wastewater usage, the sale of lots to homebuilders, and rent collected from its single family homes. Detailed descriptions of the policies related to revenue recognition are included in Note 2 to the 2023 Annual Report.

The following describes significant components of revenue for the three and six months ended February 29, 2024 and February 28, 2023.

Water and wastewater tap fees – During the three months ended February 29, 2024 and February 28, 2023, the Company sold a total of 0 and 35 water taps generating $0 and $0.8 million in tap fee revenues. During the three months ended February 29, 2024 and February 28, 2023, the Company sold a total of 0 and 32 wastewater taps generating $0 and $0.2 million in tap fee revenues. During the six months ended February 29, 2024 and February 28, 2023, the Company sold a total of 15 and 39 water taps generating $0.5 million and $1.0 million in tap fee revenues. During the six months ended February 29, 2024 and February 28, 2023, the Company sold a total of 15 and 36 wastewater taps generating $0.1 million and $0.2 million in tap fee revenues. The water taps were all sold at Sky Ranch and Wild Pointe, and the wastewater taps were all sold at Sky Ranch.

Metered water and wastewater usage fees – During the three months ended February 29, 2024 and February 28, 2023, the Company sold a total of 404 and 33 acre-feet of water generating $1.7 million and $0.2 million in metered water and wastewater treatment fees revenue. During the six months ended February 29, 2024 and February 28, 2023, the Company sold a total of 1,028 and 242 acre-feet of water generating $4.1 million and $0.8 million in metered water and wastewater treatment fees revenue.  The Company provides water and wastewater services to customers, for which the customers are charged monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (SFE) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure, and certain usage revenues are subject to royalties as described in the 2023 Annual Report. The Company also sells water for industrial uses, mainly to oil and gas companies for use in the drilling and hydrologic fracking processes.

Sale of finished lots – For the three months ended February 29, 2024 and February 28, 2023, the Company recognized $1.2 million and $1.4 million of lot sale revenue, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. For the six months ended February 29, 2024 and February 28, 2023, the Company recognized $3.1 million and $1.9 million of lot sale revenue, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. As of February 29, 2024, the first development phase (509 lots) is complete and the second development phase (874 lots) is being developed in four subphases, referred to as Phase 2A (229 lots), Phase 2B (211 lots), Phase 2C (228 lots) and Phase 2D (206 lots). As of February 29, 2024, Phase 2A is approximately 96% complete and Phase 2B is approximately 52% complete. Phase 2A is substantially completed with some landscaping items remaining, and Phase 2B is expected to be complete by the end of Pure Cycle’s fiscal 2024. Phase 2C construction has begun but has not met revenue recognition criteria as of February 29, 2024.

Project management services – During each of the three-month periods ended February 29, 2024 and February 28, 2023, the Company recognized less than $0.1 million and $0.1 million of project management revenue from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project. During each of the six-month periods ended February 29, 2024 and February 28, 2023, the Company recognized $0.1 million of project management revenue from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project.

Single-family rental revenue

In November 2021, Pure Cycle began constructing and renting single-family homes on lots it retained at Sky Ranch. Pure Cycle began recognizing lease income related to these rental units in November 2021. Pure Cycle generally rents its single-family properties under non-cancelable one year lease agreements.  As of February 29, 2024, Pure Cycle has 14 single-family detached homes rented under separate lease agreements.  For the three months ended February 29, 2024 and February 28, 2023, the Company recognized $0.1 million and less than $0.1 million of rental property revenues. For the six months ended February 29, 2024 and February 28, 2023, the Company recognized $0.2 million and less than $0.1 million of rental property revenues.

Pure Cycle will begin construction on 17 additional rental homes in Phase 2B, all of which the Company believes will be available for rent in fiscal 2025. As of February 29, 2024, the Company had reserved 83 lots in Phases 2B, 2C and 2D of Sky Ranch for future rental units. When combined with the 14 units already built and rented, these additions will bring the total single-family rentals to 97. The Company expects to take approximately three more years to build and rent all these units. Based on these projections, the Company believes this could become a reportable operating segment in the future once its operations become material.

Special facility projects and other revenue

Pure Cycle receives fees from customers including municipalities and area water providers for contract operations services. These fees are recognized as earned, typically monthly, plus charges for additional work performed. Additionally, the Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance services. The revenue for both types of services are invoiced and recognized as special facility projects revenue.  For the three months ended February 29, 2024 and February 28, 2023, the Company recognized $0.1 million and $0.2 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party. For the six months ended February 29, 2024 and February 28, 2023, the Company recognized $0.4 million and $0.3 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Three Months Ended February 29, 2024
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at November 30, 2023	$50	$3,791	$3,841
Revenue recognized	(19)	(1,215)	(1,234)
Revenue deferred	-	29	29
Balance at February 29, 2024	$31	$2,605	$2,636

	Three Months Ended February 28, 2023
	Water and Wastewater Resource Development	Land Development	Total
Balance at November 30, 2022	$552	$3,889	$4,441
Revenue recognized	(19)	(1,492)	(1,511)
Revenue deferred	-	1,076	1,076
Balance at February 28, 2023	$533	$3,473	$4,006

	Six Months Ended February 29, 2024
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2023	$69	$1,661	$1,730
Revenue recognized	(146)	(3,178)	(3,324)
Revenue deferred	108	4,122	4,230
Balance at February 29, 2024	$31	$2,605	$2,636

	Six Months Ended February 28, 2023
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2022	$570	$4,275	$4,845
Revenue recognized	(37)	(2,029)	(2,066)
Revenue deferred	-	1,227	1,227
Balance at February 28, 2023	$533	$3,473	$4,006

The Company receives deposits or pre-payments from oil and gas operators to reserve water for use in future well drilling and fracking operations. When the operators use the water, the Company recognizes the revenue for these payments in the metered water usage from the commercial customers’ line on the statement of income.

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

As of February 29, 2024 and August 31, 2023, the Company had no assets or liabilities measured at fair value on a recurring basis. As of August 31, 2023, the Company had one Level 3 asset (notes receivable – related party), for which the Company did not record any impairment charges, and one Level 3 liability, which was the contingent portion of the CAA.

There were no transfers between Level 1, 2 or 3 categories during the three and six months ended February 29, 2024 and February 28, 2023.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the 2023 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	February 29, 2024		August 31, 2023
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$20,149	$(3,179)	$20,020	$(2,813)
Rangeview water supply	15,270	(19)	15,084	(18)
Water supply – Other	7,588	(2,176)	7,612	(2,064)
Sky Ranch water rights and other costs	7,764	(1,569)	7,764	(1,487)
Sky Ranch pipeline	5,740	(1,271)	5,740	(1,175)
Lost Creek water supply	7,357	—	7,328	—
Fairgrounds water and water system	2,900	(1,547)	2,900	(1,503)
Wild Pointe service rights	1,632	(1,222)	1,632	(1,222)
Totals	68,400	(10,983)	68,080	(10,282)
Net investments in water and water systems	$57,417		$57,798

Construction in Progress

The construction in progress account represents costs incurred on various construction projects currently underway that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of costs incurred relating to water facilities and Sky Ranch infrastructure being constructed, which Pure Cycle anticipates will be placed in service during the next 12 months. During the three and six months ended February 29, 2024, the Company incurred $0.4 million and $2.1 million of costs related to construction in Sky Ranch and water and wastewater construction projects. The Company capitalized less than $0.1 million and $1.3 million of costs as projects were completed and placed into service during the three and six months ended February 29, 2024.

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

At February 29, 2024, the Company has reserved a total of 93 lots in Phase 2 of Sky Ranch (10 of which are in Phase 2A and completed) to build additional rental units.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of February 29, 2024, the outstanding principal and deferred financing costs of the Company’s loans are as follows:

(In thousands)	February 29, 2024
Single-Family Rental Home Note Payable	$3,964
Lost Creek Note Payable	3,000
Total outstanding principal	6,964
Deferred financing costs	(63)
Less current maturities, net of current deferred financing costs	(33)
Debt, less current portion	$6,868

As of February 29, 2024, the scheduled maturities (i.e. principal payments) of the Company’s loans are as follows:

(In thousands)	Scheduled principal payments
Within 1 year	$43
Year 2	288
Year 3	1,362
Year 4	348
Year 5	3,141
Thereafter	1,782
Total principal payments	$6,964

SFR Note 1

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note 1) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note 1 has the following terms:

●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5%, which has a floor of 3.75% and a ceiling of 4.25% (4.25% as of February 29, 2024). In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments from January 1, 2022 through June 1, 2022
●	Fifty-three principal and interest payments each month which began July 1, 2022 in the amount of $4,600 each
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by three single-family rental homes

●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements (which the Company satisfied as of August 31, 2023), calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

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

Working Capital Line of Credit

On January 31, 2024, the Company entered a Business Loan Agreement (Working Capital LOC) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate (8.5% as of February 29, 2024), which has a floor of 5.00%. In the event of default, the interest rate on the Working Capital LOC would be increased by an additional 2.0%. As of February 29, 2024, the Company has not drawn on the Working Capital LOC.

Letters of Credit

At February 29, 2024, the Company has seven Irrevocable Letters of Credit (LOCs) outstanding. The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch. The Company has the full intent and ability to perform on the contracts, after which, the LOC’s will expire at various dates from June 2024 through November 2024. As of February 29, 2024, the LOCs totaled $2.9 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank, renew annually at various dates and have a 1% annual fee.

NOTE 7 – EMPLOYEE STOCK PLANS

The Company reserved 1.6 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2014 Equity Incentive Plan (2014 Equity Plan). As of February 29, 2024 and August 31, 2023, there were 956,364 shares and 964,378 shares available for grant under the 2014 Equity Plan. On January 19, 2024 the Company approved the Pure Cycle Corporation 2024 Equity Incentive Plan (2024 Equity Plan) under which 2 million shares of common stock were authorized for issuance. As of February

29, 2024 there were 2,000,000 shares available for grant under the 2024 Equity Plan.  As of February 29, 2024 the 2024 Equity Plan shares were not registered.

The following table summarizes the combined stock option activity for the 2014 Equity Plan for the periods noted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2023	563,000	$9.15	5.5	$1,221
Granted	—	$—
Net settlement exercised	(32,000)	$—
Forfeited / Expired	—	$—
Outstanding at February 29, 2024	531,000	$9.36	5.2	$689
Options exercisable at February 29, 2024	472,000	$9.18	5.0	$656

Outstanding at August 31, 2022	712,500	$8.75	5.7	$1,489
Granted	—	$—
Net settlement exercised	—	$—
Forfeited / Expired	—	$—
Outstanding at February 28, 2023	712,500	$8.75	5.0	$1

During the three and six months ended February 29, 2024, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options exercised but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. During the three and six months ended February 29, 2024, net settlement exercises resulted in 13,978 shares being issued and 18,022 options being cancelled in settlement of the shares issued. There were no options exercised during the three and six months ended February 28, 2023.

The following table summarizes the activity and value of non-vested options under the 2014 Incentive Plan for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2023	111,000	$4.43
Granted	—	$—
Vested	(52,000)	$4.41
Forfeited / Expired	—	$—
Non-vested options outstanding at February 29, 2024	59,000	$4.45

Non-vested options outstanding at August 31, 2022	232,998	$4.47
Granted	—	$—
Vested	(101,998)	$4.40
Forfeited	—	$—
Non-vested options outstanding at February 28, 2023	131,000	$4.54

All non-vested options are expected to vest.

On January 17, 2024, the Company’s six non-employee Board members were each granted 3,006 shares of unrestricted stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company's common stock on the date of grant of $9.98. There is no vesting requirement for the unrestricted stock grants.

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

For the three and six months ended February 29, 2024, the Company recognized $0.2 million and $0.3 million of stock-based compensation expense. For the three and six months ended February 28, 2023, the Company recognized $0.4 million and $0.5 million of stock-based compensation expense.

At February 29, 2024, the Company had unrecognized compensation expenses totaling $0.2 million relating to non-vested options and restricted stock that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Rangeview Metropolitan District

The Rangeview Metropolitan District (Rangeview District) and the Company’s agreements with the Rangeview District are described in greater detail in Note 15 to the 2023 Annual Report.

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.25 million, which is unsecured, and bears interest based on the prevailing prime rate plus 2% (10.5% at February 29, 2024). The maturity date of the loan is December 31, 2024, at which time it automatically renews through December 31, 2025. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. At February 29, 2024, balance in notes receivable - related parties, other totaled $1.4 million, which included borrowings of $1.4 million and accrued interest of less than $0.1 million. As of August 31, 2023, the principal and interest on both loan agreements totaled $1.5 million, which included $1.4 million of borrowings and less than $0.1 million of accrued interest. During the three and six months ended February 29, 2024, the Company received interest and principal payments totaling $0.1 million from the Rangeview District. During the three and six months ended February 28, 2023, the Company did not receive any interest or principal payments from the Rangeview District.

Additionally, the Company provides funding to the Rangeview District for the Rangeview District’s participation in the “Wise Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in Note 8 to the 2023 Annual Report. During the three months ended February 29, 2024 and February 28, 2023, the Company, through the Rangeview District, received metered water deliveries of 0 acre-feet and 56 acre-feet of WISE water, paying $0 million and $0.1 million for this water. During the six months ended February 29, 2024 and February 28, 2023, the Company, through the Rangeview District, received metered water deliveries of 65 acre-feet and 111 acre-feet of WISE water, paying $0.1 million and $0.2 million for this water. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2024, WISE water was approximately $6.55 per thousand gallons and such rate will remain in effect through calendar 2024.

Sky Ranch Community Authority Board

The Sky Ranch CAB and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Note 15 to the 2023 Annual Report.

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to Sky Ranch. The Sky Ranch CAB was formed to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky

Ranch Districts. For the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. To fund these improvements, the Company and the Sky Ranch CAB entered into various funding agreements obligating the Company to advance funds to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2024. All amounts owed under the agreements bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for the first phase and December 31, 2060 for the second phase shall be deemed forever discharged and satisfied in full.  The Company has received cumulative, project-to-date payments of $35.8 million from the Sky Ranch CAB for payments on the note receivable including both principal and interest payments.

As of February 29, 2024, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $28.9 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third-party. The Company anticipates providing additional funding of approximately $13.3 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2024 related to Phase 2A, Phase 2B and Phase 2C of the Sky Ranch development.  Payments from Sky Ranch CAB are made based on available cashflow from operations or from proceeds from the issuance of bonds.

In fiscal 2022, through a competitive bidding process, the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2A of the Sky Ranch Master Planned Community. The contracted bid price is $0.4 million, which is being recognized as revenue as the construction of the fence progresses. During the three months ended February 29, 2024 and February 28, 2023, the Company recognized $0 and less than $0.1 million of revenue related to this contract. During the six months ended February 29, 2024 and February 28, 2023, the Company recognized less than $0.1 million of revenue related to this contract.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson), a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch. During the three months ended February 29, 2024 and February 28, 2023, the Sky Ranch CAB paid Nelson $0 and $0.7 million related to this contract. During the six months ended February 29, 2024 and February 28, 2023, the Sky Ranch CAB paid Nelson $0.1 million and $0.9 million related to this contract Nelson is majority owned by the chair of the Company’s Board of Directors.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The tables below present the percentage of total revenue for the reported customers for the six months ended February 29, 2024 and February 28, 2023. For water and wastewater customers, the Company provides services on behalf of the Rangeview District for which the significant end users include Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fee revenues.

	Six Months Ended
% of Total Revenue Generated From:	February 29, 2024	February 28, 2023
Two oil & gas operators	40%	6%
Lennar	15%	13%
Challenger	11%	17%
Melody (DR Horton)	9%	-%
KB Home	9%	12%
Sky Ranch CAB	7%	14%

As of February 29, 2024, 87% of the reported trade accounts receivable balance is owed to Pure Cycle by the Rangeview District for tap fees, water usage and wastewater treatment fees.

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	February 29, 2024	August 31, 2023
Accrued compensation	$725	$985
Other operating payables	422	406
Property taxes	82	148
Operating lease obligation, current	69	118
Professional fees	—	70
Rental deposits	40	34
Total accrued liabilities	$1,338	$1,761

Land development costs due to the Sky Ranch CAB	$796	$727
Due to Rangeview Metropolitan District	290	294
Total accrued liabilities - related parties	$1,086	$1,021

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

The water and wastewater resource development segment includes providing water and wastewater services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing, operating, and maintaining infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all activities necessary to develop and sell finished lots, which for the three and six months ended February 29, 2024 and February 28, 2023, was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under the non-cancellable annual leases.

The tables below present the measure of profit and assets used to assess the performance of the two required segments and the single-family rentals that the Company believes will become a segment for the periods presented:

	Three Months Ended February 29, 2024
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$1,816	$1,256	$125	$3,197

Cost of revenue	778	249	33	1,060
Depreciation and depletion	360	—	—	360
Total cost of revenue	1,138	249	33	1,420

Segment profit	$678	$1,007	$92	$1,777

	Three Months Ended February 28, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$1,454	$1,514	$31	$2,999

Cost of revenue	659	271	19	949
Depreciation and depletion	461	—	—	461
Total cost of revenue	1,120	271	19	1,410

Segment profit	$334	$1,243	$12	$1,589

	Six Months Ended February 29, 2024
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$5,097	$3,252	$234	$8,583

Cost of revenue	1,636	1,016	90	2,742
Depreciation and depletion	722	—	—	722
Total cost of revenue	2,358	1,016	90	3,464

Segment (loss) profit	$2,739	$2,236	$144	$5,119

	Six Months Ended February 28, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$2,248	$2,035	$56	$4,339

Cost of revenue	1,382	486	29	1,897
Depreciation and depletion	839	—	—	839
Total cost of revenue	2,221	486	29	2,736

Segment profit	$27	$1,549	$27	$1,603

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

(In thousands)	February 29, 2024	August 31, 2023
Water and wastewater resource development	$64,168	$63,129
Land development	10,520	7,710
Single-family rental	5,224	5,128
Corporate	55,314	57,249
Total assets	$135,226	$133,216

NOTE 12 – EARNINGS PER SHARE

Earnings per share (EPS) is calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended February 29, 2024 and February 28, 2023, the Company excluded 468,631 options and 593,975 options because their impact was anti-dilutive. For the six months ended February 29, 2024 and February 28, 2023, the Company excluded 466,249 options and 603,088 options because their impact was anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands, except share and per share amounts)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net income	$118	$189	$2,183	$348

Basic weighted average common shares	24,086,826	24,023,775	24,084,773	24,004,677
Effect of dilutive securities	62,369	118,525	64,751	109,412
Weighted average shares applicable to diluted earnings per share	24,149,195	24,142,300	24,149,524	24,114,089

Earnings per share - basic	$0.00	$0.01	$0.09	$0.01
Earnings per share - diluted	$0.00	$0.01	$0.09	$0.01

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of February 29, 2024, the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year considering any items requiring discrete recognition.

The effective income tax rate for the three and six months ended February 29, 2024, was impacted by adjustments related to reconciling items between the Company’s books and tax returns.

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

Water and Wastewater

Water resources throughout the western U.S., and particularly in Colorado, are a scarce and valuable resource. Our owned and/or controlled portfolio of  more than 30,000 acre-feet of water is comprised of groundwater, designated basin groundwater, and surface water supplies. Our other significant water assets include 26,000 acre-feet of adjudicated reservoir sites, two wastewater reclamation facilities, water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and roughly 50 miles of water distribution and wastewater collection lines. Our water supplies and wholesale facilities are primarily located in southeast Denver, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater. We believe this provides us with a unique competitive advantage in offering these services.

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

During our fiscal 2021, we began construction on the second development phase at Sky Ranch. For this phase, we entered separate contracts with KB Home, Lennar Colorado, Melody (a DR Horton Company), and Challenger Homes to sell 781 single-family attached and detached residential lots at Sky Ranch, and we retained 93 lots (through such contracts and subsequent amendments) for use in our single-family home rental business. The second development phase is approximately 250 acres and is being completed in four sub-phases (referred to as Phase 2A, 2B, 2C and 2D). Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 38% increase in our average lot prices. For example, we increased our sales price for a 45’ foot lot from an average of $75,000 to $103,200 and added an escalation clause that increases the prices depending on timing of payments. The timing of cash flows includes certain milestone deliveries such as the completion of governmental approvals for final plats, installation of wet utilities, and final completion of lot deliveries.

In February 2021, we began construction activities in Phase 2A at Sky Ranch, which has 229 residential lots, 10 of which we have retained for use in our single-family rental business. As of February 29, 2024, we have received plats and completed wet and dry utilities, roads, and sidewalks for Phase 2A and are actively working on landscaping and fencing for the neighborhood. Contracts with three of the four homebuilders include milestone payments as construction progresses, with the fourth homebuilder contract having one payment due at delivery of the finished lot (i.e. the transfer of the title). As of February 29, 2024, Phase 2A of the Sky Ranch development is approximately 96% complete, and we have received all $18.4 million of payments related to the sale of the 219 lots in Phase 2A.

In March 2023, we began construction activities in Phase 2B at Sky Ranch, which is platted for 211 residential lots, 17 of which we have retained for use in our single-family rental business. Contracts with three of the four homebuilders in Phase 2B include milestone payments as construction progresses, with the fourth homebuilder having one payment due at the transfer of title of the finished lots. As of February 29, 2024, Phase 2B of the Sky Ranch development is approximately 52% complete. During the three and six months ended February 29, 2024, we received $1.2 million and $4.1 million which consists of the second milestone payments from the three builders with milestone payment contracts. We expect the finished lot payment for Phase 2B, which totals $8.9 million, to be received over the next 9 months.

We recognize revenue earned under these contracts over time using the percentage of completion method which aligns the recognition of revenue with the requisite progress made on construction activities. During the three months ended February 29, 2024 and February 28, 2023, due to the construction progress in Phase 2A and 2B, we recognized $1.2 million and $1.4 million of lot sale revenue related to construction at Sky Ranch. During the six months ended February 29, 2024 and February 28, 2023, due to the construction progress in Phase 2A and 2B, we recognized $3.1 million and $1.9 million of lot sale revenue related to construction at Sky Ranch. Due to construction progress, we have recognized a total of $17.6 million of lot sales revenue since construction began on Phase 2A and $6.4 million of lot sale revenue since construction began on Phase 2B, as of February 29, 2024. We expect to recognize the majority of the remaining $0.8 million of revenue for Phase 2A before the end of our fiscal 2024, and the remaining $10.8 million of revenue for Phase 2B over the next 12 months.

Phase 2C construction has begun but has not met revenue recognition criteria as of February 29, 2024. The first milestone payments for Phase 2C were received in March 2024.  Remaining payments for lot sales and the related revenue for Phases 2C and 2D will occur as construction of those phases occurs. We believe it will take approximately three more years to complete construction and sell the finished lots in all four subphases depending on market conditions and the permitting process.

In addition to the lot sales described above, from the start of development at Sky Ranch through February 29, 2024, we have received $21.6 million of water and wastewater tap fees from the homebuilders, which is for all 509 taps sold in Phase 1 (with four being allocated to our single-family rentals) and 228 of 229 taps sold in Phase 2A (with 10 being allocated to our single-family rentals). The timing of tap sales is dependent on when homebuilders request building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types including duplexes and townhomes. For Phase 2 in total, we estimate water and wastewater tap fees will exceed $20.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During Phase 1 of Sky Ranch, we retained ownership of four residential lots for use in this business. As of February 29, 2024, we have completed 14 single-family homes on these lots which we own, maintain, and have leased to qualified renters under one-year lease terms. We have expanded our single-family rentals in our second development phase of Sky Ranch by building homes on lots we did not sell to our home builder partners, which we will rent out once completed. As of February 29, 2024, we reserved a total of 93 lots in Phase 2, 10 of which are in Phase 2A and are completed and rented as of February 29, 2024. Additionally, we have reserved 17 lots in Phase 2B, which we anticipate completing in calendar 2024.

We capitalize the costs of the homes and when applicable depreciate the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned and renters are typically under a one-year lease. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

Results of Operations

Executive Summary

For the three months ended February 29, 2024, we generated net income of $0.1 million compared to $0.2 million for the comparable period in fiscal 2023. The increase in water sales to oil and gas operators for drilling purposes was offset by a decrease in lot sale revenue being recognized using the percentage of completion method, which is based on progress of construction. Although we began construction on Phase 2C in February 2024 we were unable to begin recognizing any of the revenue for the three months ended. Despite increased challenges on the housing market, our land development activities showed an increase in growth over last year as we began construction on Phase 2B and 2C at Sky Ranch, which we believe is due to our entry level pricing and affordable lot costs.

For the six months ended February 29, 2024, we generated net income of $2.2 million compared to $0.4 million for the comparable period in fiscal 2023. The increase was primarily driven by significant water sales to oil and gas operators for drilling purposes and increased lot sale revenue being recognized using the percentage of completion method, which is based on progress of construction. Despite increased challenges on the housing market, our land development activities showed an increase in growth over last year as we began construction on Phase 2B and Phase 2C at Sky Ranch, which we believe is due to our entry level pricing and affordable lot costs.

The tables below present our consolidated results of operations for the three and six months ended February 29, 2024 and February 28, 2023.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	February 29, 2024	February 28, 2023	$ Change	% Change
Water and wastewater resource development revenue	$1,816	$1,454	$362	25%
Land development revenue:
Lot sales	1,215	1,391	(176)	(13)%
Project management fees	41	123	(82)	(67)%
Single-family rental	125	31	94	303%
Total revenue	3,197	2,999	198	7%

Water and wastewater development cost of revenue	1,138	1,120	18	2%
Land development cost of revenue	249	271	(22)	(8)%
Single-family rental cost of revenue	33	19	14	74%
Total cost of revenue	1,420	1,410	10	1%

General and administrative expense and depreciation	2,145	1,829	316	17%
Operating income	(368)	(240)	128	53%
Other income, net	527	519	8	2%
Income taxes	(41)	(90)	(49)	(54)%
Net income	$118	$189	$(71)	(38)%

Basic EPS	$—	$0.01	$(0.01)	(100)%
Diluted EPS	$—	$0.01	$(0.01)	(100)%

Water delivered (acre-feet)	404	32	372	1,163%
Water taps sold	—	35	(35)	(100)%
Wastewater taps sold	—	32	(32)	(100)%

	Six Months Ended
(In thousands, except for water deliveries and taps sold)	February 29, 2024	February 28, 2023	$ Change	% Change
Water and wastewater resource revenue	$5,097	$2,248	$2,849	127%
Land development revenue
Lot sales	3,111	1,904	1,207	63%
Project management fees	141	131	10	8%
Single-family rental	234	56	178	318%
Total revenue	8,583	4,339	4,244	98%

Water and wastewater resource cost of revenue	2,358	2,221	137	6%
Land development cost of revenue	1,016	486	530	109%
Single-family rental cost of revenue	90	29	61	210%
Total cost of revenue	3,464	2,736	728	27%

General and administrative expense and depreciation	3,731	3,332	399	12%
Operating income	1,388	(1,729)	3,117	180%
Other income, net	1,573	2,297	(724)	(32)%
Income tax expense	(778)	(220)	558	254%
Net income	$2,183	$348	$1,835	527%

Basic EPS	$0.09	$0.01	$0.08	800%
Diluted EPS	$0.09	$0.01	$0.08	800%

Water delivered (acre-feet)	1,028	243	785	323%
Water taps sold	15	39	(24)	(62)%
Wastewater taps sold	15	36	(21)	(58)%

Three and Six Months Ended February 29, 2024 Results Compared to 2023

For the three and six months ended February 29, 2024, total revenue increased as compared to 2023, primarily due to a significant increase in oil and gas operations in our service area resulting in a substantial increase in commercial water sales. We also experienced increased lot sale revenue for the six months ended February 29, 2024 compared to 2023 from multiple on-going Phases in 2024. Phase 2A had more activity in late 2023 and we began construction on Phase 2B during the end of 2023, resulting in more revenue being recognized. The increase was offset by a decrease in our water and wastewater tap sales period over period due to the timing of new home construction. Lot sales are recognized using the percentage of completion method and due to increased construction activity in late 2023 despite the increased challenges on the housing market and severe weather in our market, construction activities increased to provide additional lots to builders.

For the three and six months ended February 29, 2024, total costs of revenue increased as compared to 2023, primarily due to higher costs in the land development segment as we continued developing Phases 2A and 2B of Sky Ranch, and higher costs related to the delivery of water to oil and gas operators. Costs of revenue for the water and wastewater segment did not increase in line with revenue because the water sold to oil and gas operators was lower cost water resulting in higher profits versus traditional domestic usage.

For the three and six months ended February 29, 2024, general administrative expense and depreciation increased as compared to 2023, primarily due to the receipt of qualified Employee Retention Credits from the Internal Revenue Service in 2023 and additional fixed assets in 2024.

For the three and six months ended February 29, 2024, water deliveries increased as compared to 2023 primarily due to increased water sales to oil and gas operators.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
(In thousands, except for water deliveries)	February 29, 2024	February 28, 2023	$ Change	% Change
Metered water usage from:
Municipal water usage	$111	$83	$28	34%
Commercial water usage	1,481	59	1,422	2,410%
Wastewater treatment fees	87	78	9	12%
Water and wastewater tap fees	—	994	(994)	(100)%
Other revenue	137	240	(103)	(43)%
Total segment revenue	1,816	1,454	362	25%

Water service costs	511	402	109	27%
Wastewater service costs	181	116	65	56%
Depreciation	360	461	(101)	(22)%
Other	86	141	(55)	(39)%
Total expenses	1,138	1,120	18	2%
Segment operating income	$678	$334	$344	103%

Water deliveries (acre-feet)
On Site	—	1	(1)	(100)%
Sky Ranch	20	16	4	25%
Wild Pointe	10	8	2	25%
O&G operations	374	7	367	5,243%
Total water deliveries	404	32	372	1,146%

	Six Months Ended
(In thousands, except for water deliveries)	February 29, 2024	February 28, 2023	$ Change	% Change
Metered water usage from:
Municipal water usage	$313	$204	$109	53%
Commercial water usage	3,613	451	3,162	701%
Wastewater treatment fees	173	141	32	23%
Water and wastewater tap fees	581	1,144	(563)	(49)%
Other revenue	417	308	109	35%
Total segment revenue	5,097	2,248	2,849	127%

Water service costs	1,064	881	183	21%
Wastewater service costs	340	254	86	34%
Depreciation	722	839	(117)	(14)%
Other	232	247	(15)	(6)%
Total expenses	2,358	2,221	137	6%
Segment operating income	$2,739	$27	$2,712	10,044%

Water deliveries (acre-feet)
On Site	2	8	(6)	(75)%
Commercial sales - export water and other	2	33	(31)	(94)%
Sky Ranch	100	70	30	43%
Wild Pointe	34	30	4	13%
O&G operations	890	102	788	773%
Total water deliveries	1,028	243	785	323%

For the three and six months ended February 29, 2024, municipal water usage revenue increased over 2023 mainly due to increased residential customers at Sky Ranch. Commercial water usage revenue increased for the three and six months ended February 29, 2024 compared to 2023 due to increased water sales to oil and gas operators.

For the three and six months ended February 29, 2024, wastewater treatment fees increased slightly as compared to 2023 primarily due to new Sky Ranch customers.

For the three and six months ended February 29, 2024, water and wastewater tap sales decreased compared to 2023 due to timing of closings at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings.

Land Development Results of Operations

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Lot sales	$1,215	$1,391	$(176)	(13)%
Project management revenue	41	123	(82)	(67)
Total revenue	1,256	1,514	(258)	(17)%

Land development construction and project management costs	249	271	(22)	(8)%

Segment operating income	$1,007	$1,243	$(236)	(19)%

	Six Months Ended
(In thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Lot sales	$3,111	$1,904	$1,207	63%
Project management revenue	141	131	10	8
Total revenue	3,252	2,035	1,217	60%

Land development construction and project management costs	1,016	486	530	109%

Segment operating income	$2,236	$1,549	$687	44%

For the three months ended February 29, 2024, lot sales revenue decreased as compared to 2023 due to timing of development activities, and despite beginning field construction on Phase 2C in February 2024, we did not reach our first milestone to begin recognizing revenue. For the six months ended February 29, 2024, lot sales revenue increased as compared to 2023 due to having two phases under construction (Phase 2A and 2B) in 2024. Per lot revenue is expected to increase as we completed each of the four subphases of Phase 2. Revenue for builder contracts is recognized over time with progress measured under the percent of completion method; therefore, revenue will fluctuate due to timing of construction activities throughout Phase 2.

For the three and six months ended February 29, 2024, land development construction costs decreased for the three months ended and increased for the six months ended compared to 2023 due to fluctuations in construction activity and revenue recognized during the periods compared.

Single-Family Rental Results of Operations

In fiscal 2021, we began construction on three homes that were completed and rented effective November 1, 2021. Each home was rented under a one-year non-cancellable lease agreement. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities including water and wastewater services that are paid to us. As of February 29, 2024, the Company had a total of 14 units rented.

Liquidity, Capital Resources and Financial Position

As of February 29, 2024, our working capital, defined as current assets less current liabilities, was $19.9 million, which included $20.4 million in cash and cash equivalents. All our cash is maintained at high-credit quality institutions and overnight investments are made into an insured cash sweep program which provides FDIC insurance for our entire cash balance through the banks in which our cash is being held. We believe that as of February 29, 2024 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. Our expected obligations for the next 12 months are described below.

Sky Ranch Development

Phase 1 of the Sky Ranch development is complete, Phase 2 began in February 2021, which is being done in four subphases, of which Phase 2A, Phase 2B and Phase 2C are being actively developed as of February 29, 2024. We estimate total costs to complete the infrastructure (including public improvements) for all 874 lots in Phase 2 to total $74.6 million. Of this, we anticipate spending up to $15.8 million in the next 12 months, and we anticipate receiving approximately $20.9 million in milestone payments from our builder customers and completed lot payments. Additionally, we will received tap fee payments from our builder customers over the same period. The amounts we expect to spend and receive in the next 12 months are dependent on the pace of construction in Phase 2A, Phase 2B and Phase 2C. We believe water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

Single-Family Rental Construction Contract

In calendar 2024, we anticipate entering into a contract with national home builders to construct 17 rental units at Sky Ranch in Phase 2B and 40 rental units at Sky Ranch in Phase 2C to be used in our single-family rental business. The contracted construction costs for all 17 units in Phase 2B will be approximately $6 million. As of February 29, 2024, we had incurred less than $0.1 million of these construction costs. We anticipate incurring and financing the majority of the remaining cost for Phase 2B rental units in calendar 2024.

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

Summary Cash Flows Table

	Six Months Ended
(In thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Cash (used) provided by:
Operating activities	$(1,685)	$(7,856)	$6,171	79%
Investing activities	(3,192)	(19,695)	16,503	84%
Financing activities	(313)	(116)	(197)	(170)%

Net Change in cash	$(5,190)	$(27,667)	$22,477	81%

For the six months ended February 29, 2024, we used cash as follows:

●	Operating activities used $1.7 million of cash, mainly for normal operations, to fund construction activities (including the public improvements) at Sky Ranch, and payments to vendors. We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.
●	Investing activities used $3.2 million in cash, mainly for investing in future phases of Sky Ranch and construction of additional water delivery infrastructure.
●	Financing activities used $0.3 million of cash, mainly for the repurchase of common stock.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of our 2023 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three and six months ended February 29, 2024 are the same as those described in our 2023 Annual Report. There have been no changes to our critical accounting policies during the three and six months ended February 29, 2024. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 29, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, the President and the Chief Financial Officer each concluded that as of February 29, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Issuer Purchases of Equity Securities

On November 2, 2022, our Board of Directors approved a stock repurchase program. The program is open-ended and authorizes repurchases of up to an aggregate of 200,000 shares of common stock in the open market. During the quarter ended February 29, 2024, the Company repurchased 10,000 shares of common stock under the repurchase program. The following table summarized the purchase of our common stock during the quarter ended February 29, 2024 and through March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 2023	—	—	—	180,000
January 2024	2,140	9.95	2,140	177,860
February 2024	7,860	9.93	7,860	170,000
March 2024	7,500	9.59	7,500	162,500
Total	17,500	$9.82	17,500	162,500

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover page formatted as inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Marc S. Spezialy
Marc S. Spezialy
Vice President and Chief Financial Officer

April 10, 2024