Form 10-Q
period 2024-05-31
PURE CYCLE CORP
filed 2024-07-10
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,075,342 shares of 1/3 of $.01 par value common stock as of July 5, 2024.

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

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized, and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	outbreaks of disease, such as the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations, and the related impacts to the general economy;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	our ability to successfully expand our single-family home rental business and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability and rising inflation and interest rates;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	declines in property values which impact tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	changes in tenant relief laws, including laws regulating evictions, rent control laws, and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability from our single-family rentals;
●	changes in private and federal mortgage financing programs and lending practices;

●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in Part I Item IA of our most recent Annual Report on Form 10-K.

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	May 31, 2024	August 31, 2023
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$20,360	$26,012
Short term investments	171	—
Trade accounts receivable, net	2,303	1,092
Land under development	5,183	1,726
Income taxes receivable	—	551
Prepaid expenses and other assets	580	346
Total current assets	28,597	29,727
Restricted cash	2,881	2,475
Investments in water and water systems, net	59,078	57,798
Construction in progress	4,243	5,457
Single-family rental units	5,115	4,490
Land and mineral rights:
Held for development	3,714	4,652
Held for investment purposes	451	451
Other assets	1,167	1,359
Notes receivable – related parties, including accrued interest
Reimbursable public improvements and project management fees	33,541	24,999
Other	1,441	1,451
Operating leases - right of use assets	176	357
Total assets	$140,404	$133,216

LIABILITIES:
Current liabilities:
Accounts payable	$3,311	$1,960
Accrued liabilities	1,380	1,761
Accrued liabilities – related parties	1,357	1,021
Income taxes payable	1,383	—
Deferred lot sales revenues	1,548	1,661
Deferred water sales revenues	13	69
Debt, current portion	34	31
Total current liabilities	9,026	6,503
Debt, less current portion	6,859	6,885
Deferred tax liability, net	1,230	1,352
Lease obligations - operating leases, less current portion	106	242
Total liabilities	17,221	14,982
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,075,342 and 24,078,720 outstanding, respectively	80	80
Additional paid-in capital	175,069	174,689
Accumulated deficit	(51,966)	(56,535)
Total shareholders’ equity	123,183	118,234
Total liabilities and shareholders’ equity	$140,404	$133,216

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share information)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Revenues:
Metered water usage from:
Municipal customers	$145	$145	$458	$349
Commercial customers	1,432	2,145	5,045	2,596
Wastewater treatment fees	85	75	258	216
Water and wastewater tap fees	581	1,256	1,162	2,400
Lot sales	4,795	3,160	7,906	5,064
Project management fees	221	42	362	173
Single-family rentals	123	34	357	90
Special facility projects and other	222	22	639	330
Total revenues	7,604	6,879	16,187	11,218

Cost of revenues:
Water service operations	564	576	1,628	1,457
Wastewater service operations	173	96	513	350
Land development construction costs	1,192	951	1,961	1,291
Project management costs	154	81	401	227
Single-family rental costs	71	24	161	53
Depletion and depreciation	410	407	1,132	1,246
Other	174	71	406	318
Total cost of revenues	2,738	2,206	6,202	4,942

General and administrative expenses	1,647	805	5,082	3,900
Depreciation	151	111	447	348
Operating income	3,068	3,757	4,456	2,028

Other income (expense):
Interest income - related party	217	331	1,156	841
Interest income - Investments	279	281	873	727
Oil and gas royalty income, net	392	44	479	227
Oil and gas lease income, net	18	18	56	56
Other, net	(13)	40	121	1,257
Interest expense, net	(109)	(52)	(328)	(149)
Income from operations before income taxes	3,852	4,419	6,813	4,987
Income tax expense	(1,027)	(1,124)	(1,805)	(1,344)
Net income	$2,825	$3,295	$5,008	$3,643

Earnings per common share - basic and diluted
Basic	$0.12	$0.14	$0.21	$0.15
Diluted	$0.12	$0.14	$0.21	$0.15
Weighted average common shares outstanding:
Basic	24,087,170	24,054,843	24,085,578	24,021,582
Diluted	24,143,039	24,166,344	24,146,361	24,131,621

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended May 31, 2024
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at February 29, 2024	432,513	$—	24,088,734	$80	$175,014	$(54,650)	$120,444
Restricted stock grants	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—
Stock granted for services	—	—	1,608	—	15	—	15
Share-based compensation	—	—	—	—	40	—	40
Repurchases of common stock	—	—	(15,000)	—	—	(141)	(141)
Net income	—	—	—	—	—	2,825	2,825
Balance at May 31, 2024	432,513	$—	24,075,342	$80	$175,069	$(51,966)	$123,183

	Three Months Ended May 31, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at February 28, 2023	432,513	$—	24,054,843	$80	$174,611	$(60,886)	$113,805
Share-based compensation	—	—	—	—	98	—	98
Net income	—	—	—	—	—	3,295	3,295
Balance at May 31, 2023	432,513	$—	24,054,843	$80	$174,709	$(57,591)	$117,198

	Nine Months Ended May 31, 2024
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2023	432,513	$—	24,078,720	$80	$174,689	$(56,535)	$118,234
Restricted stock grants	—	—	8,000	—	37	—	37
Stock options exercised	—	—	13,978	—	—	—	—
Stock granted for services	—	—	19,644	—	195	—	195
Share-based compensation	—	—	—	—	148	—	148
Repurchases of common stock	—	—	(45,000)	—	—	(439)	(439)
Net income	—	—	—	—	—	5,008	5,008
Balance at May 31, 2024	432,513	$—	24,075,342	$80	$175,069	$(51,966)	$123,183

	Nine Months Ended May 31, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2022	432,513	$—	23,980,645	$80	$174,150	$(61,234)	$112,996
Restricted stock grants	—	—	56,000	—	111	—	111
Stock granted for services	—	—	18,198	—	180	—	180
Share-based compensation	—	—	—	—	268	—	268
Net income	—	—	—	—	—	3,643	3,643
Balance at May 31, 2023	432,513	$—	24,054,843	$80	$174,709	$(57,591)	$117,198

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	May 31, 2024	May 31, 2023
Cash flows from operating activities:
Net income	$5,008	$3,643
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and depletion	1,579	1,594
Trade accounts receivable	(1,211)	(246)
Accounts payable and accrued liabilities	1,353	(788)
Other assets and liabilities	315	922
Share-based compensation expense	380	559
Deferred income taxes	(122)	(202)
Prepaid expenses	(234)	75
Amortized discount on U.S. Treasury Bills	—	(256)
Net activity for notes receivable - related party, other	(90)	(277)
Deferred water sales revenue	(56)	(557)
Land under development	(6,550)	(249)
Deferred lot sale revenues	(113)	(800)
Taxes payable / receivable	1,934	(2,720)
Net activity on note receivable - related party, reimbursable public improvements	(2,986)	(3,668)
Net cash used by operating activities	(793)	(2,970)
Cash flows from investing activities:
Maturity of held-to-maturity investments in U.S. Treasury Bills	—	15,256
Purchase of property and equipment	(409)	(275)
Investments in future development phases at Sky Ranch	(1,994)	(937)
Construction costs of single-family rentals	(291)	(3,471)
Investments in water and water systems	(1,226)	(1,374)
Payments on note receivable - related party, other	100	-
Purchase of held-to-maturity investments in U.S. Treasury Bills	(171)	(15,000)
Net cash used in investing activities	(3,991)	(5,801)
Cash flows from financing activities:
Payments on notes payable	(23)	(8)
Repurchases of common stock	(439)	—
Payments to contingent liability holders	—	(111)
Net cash used in financing activities	(462)	(119)
Net change in cash, cash equivalents and restricted cash	(5,246)	(8,890)
Cash, cash equivalents and restricted cash – beginning of period	28,487	37,222
Cash, cash equivalents and restricted cash – end of period	$23,241	$28,332
Cash and cash equivalents	$20,360	$26,000
Restricted cash	2,881	2,332
Total cash, cash equivalents and restricted cash	$23,241	$28,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$65	$4,265
Cash paid for interest	$312	$142
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$205	$569
Change in investments in water and water systems included in accounts payable and accrued liabilities	$84	$85
Issuance of stock for compensation	$211	$111

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

May 31, 2024

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (the “Company” or “Pure Cycle”) and include all adjustments that are of a normal recurring nature and are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and nine months ended May 31, 2024 and 2023. The August 31, 2023 balance sheet was derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested the accompanying consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2023 (“2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on November 15, 2023. The results of operations for interim periods presented are not necessarily indicative of the operating results expected for the full fiscal year.

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

On September 1, 2023, the Company adopted the guidance on a modified retrospective basis. The Company has not restated comparative information for the three and nine months ended May 31, 2023, and, therefore, the comparative information for the three and nine months ended May 31, 2023, is reported under previous guidance and is not comparable to the information presented for the three and nine months ended May 31, 2024. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Reclassifications

The Company has reclassified certain prior year information to conform to the current year presentation.

NOTE 2 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH COMMUNITY AUTHORITY BOARD

The Sky Ranch Community Authority Board (“Sky Ranch CAB”) and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Notes 5 and 15 to the 2023 Annual Report.

The notes receivable – related party, reimbursable public improvements and project management fees are due to the Company from the Sky Ranch CAB and reports the balances owed by the Sky Ranch CAB to Pure Cycle for public improvements paid for by Pure Cycle which are reimbursable from the Sky Ranch CAB and include project management fees related to the Company’s management of the construction of the public improvements, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community (Sky Ranch). Pure Cycle has advanced funds to the Sky Ranch CAB for the cost of constructing certain public improvements at Sky Ranch which are the ultimate responsibility of the Sky Ranch CAB. During the three and nine months ended May 31, 2024, Pure Cycle spent $4.1 million and $7.6 million on public improvements which are payable by the Sky Ranch CAB to Pure Cycle. Since Pure Cycle believes the amounts are probable of collection, they have been added to the note receivable from the Sky Ranch CAB. Additionally, for the three and nine months ended May 31, 2024, project management fees of $0.2 million and $0.4 million and interest income on the outstanding note receivable of $0.2 million and $1.2 million were also added to the note receivable. During the three and nine months ended May 31, 2024, the Sky Ranch CAB paid Pure Cycle $0 and $0.3 million pursuant to the note. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

During the three and nine months ended May 31, 2023, Pure Cycle spent $2.6 million and $5.4 million on public improvements which are payable by the Sky Ranch CAB to Pure Cycle. Since Pure Cycle believes the amounts are probable of collection, they have been added to the note receivable from the Sky Ranch CAB. Additionally, for the three and nine months ended May 31, 2023, project management fees of less than $0.1 million and $0.2 million and interest income on the outstanding note receivable of $0.3 million and $0.8 million were also added to the note receivable. During the three and nine months ended May 31, 2023, the Sky Ranch CAB paid Pure Cycle $0.5 million and $0.5 million, respectively. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Three Months Ended
	May 31, 2024	May 31, 2023
Beginning balance	$28,915	$20,609
Additions	4,626	2,996
Payments received	—	(487)
Ending balance	$33,541	$23,118

	Nine Months Ended
	May 31, 2024	May 31, 2023
Beginning balance	$24,999	$17,208
Additions	8,828	6,397
Payments received	(286)	(487)
Ending balance	$33,541	$23,118

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

NOTE 3 – REVENUES, FEES AND OTHER INCOME ITEMS

The Company’s revenue is primarily generated from sales of water and wastewater taps, metered water and wastewater usage, the sale of lots to homebuilders, and rent collected from its single-family homes. Detailed descriptions of the policies related to revenue recognition are included in Note 2 to the 2023 Annual Report.

The following describes significant components of revenue for the three and nine months ended May 31, 2024 and 2023.

Water and wastewater tap fees – During the three months ended May 31, 2024 and 2023, the Company sold a total of 20 and 44 water taps generating $0.5 million and $1.1 million in tap fee revenues. During the three months ended May 31, 2024 and 2023, the Company sold a total of 18 and 43 wastewater taps generating $0.1 million and $0.2 million in tap fee revenues. During the nine months ended May 31, 2024 and 2023, the Company sold a total of 35 and 85 water taps generating $0.9 million and $2.0 million in tap fee revenues. During the nine months ended May 31, 2024 and 2023, the Company sold a total of 33 and 79 wastewater taps generating $0.2 million and $0.4 million in tap fee revenues. The water taps were all sold at Sky Ranch and Wild Pointe, and the wastewater taps were all sold at Sky Ranch.

Metered water and wastewater usage fees – During the three months ended May 31, 2024 and 2023, the Company sold a total of 394 and 564 acre-feet of water generating $1.7 million and $2.4 million in metered water and wastewater treatment fees revenue. During the nine months ended May 31, 2024 and 2023, the Company sold a total of 1,422 and 806 acre-feet of water generating $5.8 million and $3.2 million in metered water and wastewater treatment fees revenue. The Company provides water and wastewater services to customers, for which the customers are charged monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure, and certain usage revenues are subject to royalties as described in the 2023 Annual Report. The Company also sells water for industrial uses, mainly to oil and gas companies for use in the drilling and hydraulic fracking processes.

Sale of finished lots – For the three months ended May 31, 2024 and 2023, the Company recognized $4.8 million and $3.2 million of lot sales revenue, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. For the nine months ended May 31, 2024 and 2023, the Company recognized $7.9 million and $5.1 million of lot sales revenue, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. As of May 31, 2024, the first development phase (509 lots) is complete and the second development phase (874 lots) is being developed in four subphases, referred to as Phase 2A (229 lots), Phase 2B (211 lots), Phase 2C (228 lots) and Phase 2D (206 lots). As of May 31, 2024, Phase 2A is approximately 98% complete, Phase 2B is approximately 70% complete and Phase 2C is approximately 22% complete. Phase 2A is substantially completed with some landscaping items remaining. Phase 2B is expected to be complete by the end of Pure Cycle’s fiscal 2024 and Phase 2C is expected to be complete during Pure Cycle’s fiscal 2025.

Project management services – During each of the three-month periods ended May 31, 2024 and 2023, the Company recognized $0.2 million and less than $0.1 million of project management revenue from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project. During the nine-month periods ended May 31, 2024 and 2023, the Company recognized $0.4 million and $0.2 million of project management revenue from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project.

Single-family rental revenue

In November 2021, Pure Cycle began constructing and renting single-family homes on lots it retained at Sky Ranch. Pure Cycle began recognizing lease income related to these rental units in November 2021. Pure Cycle generally rents its single-family properties under non-cancelable one year lease agreements. As of May 31, 2024, Pure Cycle has 14 single-family detached homes rented under separate lease agreements.  For the three months ended May 31, 2024 and 2023, the Company recognized $0.1 million and less than $0.1 million of rental property revenues. For the nine months ended May 31, 2024 and 2023, the Company recognized $0.4 million and less than $0.1 million of rental property revenues.

Pure Cycle will begin construction on 17 additional rental homes in Phase 2B, all of which the Company believes will be available for rent in fiscal 2025. As of May 31, 2024, the Company had reserved 83 lots in Phases 2B, 2C and 2D of Sky Ranch for future rental units. When combined with the 14 units already built and rented, these additions will bring the total single-family rentals to 97. The Company expects to take approximately three more years to build and rent all these units. Based on these projections, the Company believes this could become a reportable operating segment in the future once its operations become material.

Special facility projects and other revenue

Pure Cycle receives fees from customers including municipalities and area water providers for contract operations services. These fees are recognized as earned, typically monthly, plus charges for additional work performed. Additionally, the Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance services. The revenue for both types of services are invoiced and recognized as special facility projects revenue. For the three months ended May 31, 2024 and 2023, the Company recognized $0.2 million and less than $0.1 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party. For the nine months ended May 31, 2024 and 2023, the Company recognized $0.6 million and $0.3 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Three Months Ended May 31, 2024
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at February 29, 2024	$31	$2,605	$2,636
Revenue recognized	(18)	(4,881)	(4,899)
Revenue deferred	-	3,824	3,824
Balance at May 31, 2024	$13	$1,548	$1,561

	Three Months Ended May 31, 2023
	Water and Wastewater Resource Development	Land Development	Total
Balance at February 28, 2023	$533	$3,473	$4,006
Revenue recognized	(520)	(3,160)	(3,680)
Revenue deferred	-	3,162	3,162
Balance at May 31, 2023	$13	$3,475	$3,488

	Nine Months Ended May 31, 2024
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2023	$69	$1,661	$1,730
Revenue recognized	(164)	(8,058)	(8,222)
Revenue deferred	108	7,945	8,053
Balance at May 31, 2024	$13	$1,548	$1,561

	Nine Months Ended May 31, 2023
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2022	$570	$4,275	$4,845
Revenue recognized	(557)	(5,057)	(5,614)
Revenue deferred	-	4,257	4,257
Balance at May 31, 2023	$13	$3,475	$3,488

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

As of May 31, 2024 and August 31, 2023, the Company had no assets or liabilities measured at fair value on a recurring basis. As of May 31, 2024 and August 31, 2023, the Company had one Level 3 asset (notes receivable – related party), for which the Company did not record any impairment charges.

There were no transfers between Level 1, 2 or 3 categories during the three and nine months ended May 31, 2024 and 2023.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the 2023 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	May 31, 2024		August 31, 2023
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$22,067	$(3,378)	$20,020	$(2,813)
Rangeview water supply	15,423	(19)	15,084	(18)
Water supply – Other	7,588	(2,242)	7,612	(2,064)
Sky Ranch water rights and other costs	7,764	(1,605)	7,764	(1,487)
Sky Ranch pipeline	5,740	(1,319)	5,740	(1,175)
Lost Creek water supply	7,357	—	7,328	—
Fairgrounds water and water system	2,900	(1,569)	2,900	(1,503)
Wild Pointe service rights	1,632	(1,261)	1,632	(1,222)
Totals	70,471	(11,393)	68,080	(10,282)
Net investments in water and water systems	$59,078		$57,798

Construction in Progress

The construction in progress account represents costs incurred on various construction projects currently underway that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of costs incurred relating to water facilities and Sky Ranch infrastructure being constructed, which Pure Cycle anticipates will be placed in service during the next 12 months. During the three and nine months ended May 31, 2024, the Company incurred $0.4 million and $2.3 million of costs related to construction in Sky Ranch and water and wastewater construction projects. The Company capitalized $2.5 million and $3.7 million of costs as projects were completed and placed into service during the three and nine months ended May 31, 2024.

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

At May 31, 2024, the Company has reserved approximately 93 lots in Phase 2 of Sky Ranch (10 of which are in Phase 2A and completed) to build additional rental units.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of May 31, 2024, the outstanding principal and deferred financing costs of the Company’s loans are as follows:

(In thousands)	May 31, 2024
Single-Family Rental Home Note Payable	$3,953
Lost Creek Note Payable	3,000
Total outstanding principal	6,953
Deferred financing costs	(60)
Less current maturities, net of current deferred financing costs	(34)
Debt, less current portion	$6,859

As of May 31, 2024, the scheduled maturities (i.e., principal payments) of the Company’s loans are as follows:

(In thousands)	Scheduled principal payments
Within 1 year	$44
Year 2	383
Year 3	1,363
Year 4	319
Year 5	3,135
Thereafter	1,709
Total principal payments	$6,953

SFR Note 1

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (“SFR Note 1”) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note 1 has the following terms:

●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5%, which has a floor of 3.75% and a ceiling of 4.25% (4.25% as of May 31, 2024). In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026

●	Six interest only payments from January 1, 2022 through June 1, 2022
●	Fifty-three principal and interest payments each month which began July 1, 2022 in the amount of $4,600 each
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements (which the Company satisfied as of August 31, 2023), calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

SFR Note 2

On August 30, 2023, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (“SFR Note 2”) with its primary bank to reimburse amounts expended for the construction of the next 11 single-family rental homes. The SFR Note 2 has the following terms:

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

Lost Creek Note

On June 28, 2022, the Company entered a loan with its primary bank to fund the acquisition of 370 acre-feet of water rights the Company acquired on June 27, 2022, in the Lost Creek Designated Groundwater Basin area of Colorado (the “Lost Creek Note”). The Lost Creek Note has an original principal balance of $3.0 million, a ten-year maturity, monthly interest only payments averaging $12,000 per month for thirty-six months which began on July 28, 2022, twenty-four monthly principal and interest payments of $42,000 beginning on July 28, 2025, fifty-nine monthly principal and interest payments of $32,000 beginning on July 28, 2027, and a balloon payment of less than $0.8 million plus unpaid and accrued interest due on June 28, 2032. The Lost Creek Note has a thirty-year amortization period and a fixed per annum interest rate equal to 4.90%. The Lost Creek Note is secured by the Lost Creek Water rights acquired with the note and any fees derived from the use of the Lost Creek Water rights. The Lost Creek Note does not contain any financial covenants.

Working Capital Line of Credit

On January 31, 2024, the Company entered a Business Loan Agreement (“Working Capital LOC”) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate (8.5% as of May 31, 2024), which has a floor of 5.00%. In the event of default, the interest rate on the Working Capital LOC would be increased by an additional 2.0%. As of May 31, 2024, the Company has not drawn on the Working Capital LOC.

Letters of Credit

At May 31, 2024, the Company has seven Irrevocable Letters of Credit (“LOCs”) outstanding. The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch. The Company has the full intent and ability to perform on the contracts, after which, the LOC’s will expire at various dates from June 2024 through March 2025. As of May 31, 2024, the LOCs totaled $2.9 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank, renew annually at various dates and have a 1% annual fee.

NOTE 7 – EMPLOYEE STOCK PLANS

The Company reserved 2.0 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2024 Equity Incentive Plan (the “2024 Equity Plan”). As of May 31, 2024 there were 1,998,392 shares available for grant under the 2024 Equity Plan. Prior to the effective date of the 2024 Equity Plan, the Company granted options and stock awards to eligible participants under its 2014 Equity Plan (the “2014 Equity Plan”), which expired on April 12, 2024. As of August 31, 2023 there were 964,378 shares available to grant under the 2014 Equity Plan.  No additional awards may be granted pursuant to the 2014 Equity Plan as of May 31, 2024.

The following table summarizes the combined stock option activity for the 2014 Equity Plan and 2024 Equity Plan for the periods noted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2023	563,000	$9.15	5.5	$1,221
Granted	—	$—
Net settlement exercised	(32,000)	$—
Forfeited / Expired	—	$—
Outstanding at May 31, 2024	531,000	$9.36	4.9	$472
Options exercisable at May 31, 2024	472,000	$9.18	4.7	$465

Outstanding at August 31, 2022	712,500	$8.75	5.7	$1,489
Granted	—	$—
Net settlement exercised	—	$—
Forfeited / Expired	—	$—
Outstanding at May 31, 2023	712,500	$8.75	5.0	$1,226

During the nine months ended May 31, 2024, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options exercised but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. During the three months ended May 31, 2024, there were no net settlement exercises.  During the nine months ended May 31, 2024, net settlement exercises resulted in 13,978 shares being issued and 18,022 options being cancelled in settlement of the shares issued. There were no options exercised during the three and nine months ended May 31, 2023.

The following table summarizes the activity and value of non-vested options under the 2014 Equity Plan and 2024 Equity Plan for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2023	111,000	$4.43
Granted	—	$—
Vested	(52,000)	$4.41
Forfeited / Expired	—	$—
Non-vested options outstanding at May 31, 2024	59,000	$4.45

Non-vested options outstanding at August 31, 2022	232,998	$4.47
Granted	—	$—
Vested	(101,998)	$4.40
Forfeited	—	$—
Non-vested options outstanding at May 31, 2023	131,000	$4.54

All non-vested options are expected to vest.

On May 22, 2024, the Company issued a non-employee Board member 1,608 shares of unrestricted stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company's common stock on the date of grant of $9.33. There is no vesting requirement for the unrestricted stock grants.

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

For the three and nine months ended May 31, 2024, the Company recognized $0.1 million and $0.4 million of stock-based compensation expense. For the three and nine months ended May 31, 2023, the Company recognized $0.1 million and $0.6 million of stock-based compensation expense.

At May 31, 2024, the Company had unrecognized compensation expenses totaling $0.2 million relating to non-vested options and restricted stock that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Rangeview Metropolitan District

The Rangeview Metropolitan District (“Rangeview District”) and the Company’s agreements with the Rangeview District are described in greater detail in Note 15 to the 2023 Annual Report.

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.25 million, which is unsecured, and bears interest based on the prevailing prime rate plus 2% (10.5% at May 31, 2024). The maturity date of the loan is December 31, 2024, at which time it automatically renews through December 31, 2025. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. At May 31, 2024, balance in notes receivable - related parties, other totaled $1.4 million, which included borrowings of $1.3 million and accrued interest of $0.1 million. As of August 31, 2023, the principal and interest on both loan agreements totaled $1.5 million, which included $1.4 million of borrowings and less than $0.1 million of accrued interest. During the three and nine months ended May 31, 2024, the Company received interest and principal payments totaling $0 and $0.1 million from the Rangeview District. During the three and nine months ended May 31, 2023, the Company did not receive any interest or principal payments from the Rangeview District.

Additionally, the Company provides funding to the Rangeview District for the Rangeview District’s participation in the “Wise Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in Note 8 to the 2023 Annual Report. During the three months ended May 31, 2024 and 2023, the Company, through the Rangeview District, received metered water deliveries of 32 acre-feet and 87 acre-feet of WISE water, paying $0.1 million and $0.2 million for this water. During the nine months ended May 31, 2024 and 2023, the Company, through the Rangeview District, received metered water deliveries of 98 acre-feet and 199 acre-feet of WISE water, paying $0.3 million and $0.4 million for this water. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2024, WISE water was approximately $6.55 per thousand gallons and such rate will remain in effect through calendar 2024.

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

As of May 31, 2024, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $33.5 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third-party. The Company anticipates providing additional funding of approximately $4.7 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2024 related to Phase 2A, Phase 2B and Phase 2C of the Sky Ranch development.  Payments from Sky Ranch CAB are made based on available cashflow from operations or from proceeds from the issuance of bonds.

In fiscal 2022, through a competitive bidding process, the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2A of the Sky Ranch Master Planned Community. The contracted bid price is $0.4 million, which is being recognized as revenue as the construction of the fence progresses. Through the same process, the Sky Ranch CAB awarded the Company in fiscal 2024, a contract to construct fencing around Phase 2B of the Sky Ranch Master Planned Community.  The contracted bid price is $0.2 million, which is being recognized as revenue as the construction of the fence progresses.  During the three months ended May 31, 2024 and 2023, the Company recognized $0.1 and less than $0.1 million of revenue related to these contracts. During the nine months ended May 31, 2024 and 2023, the Company recognized $0.2 million and $0.1 million of revenue related to these contracts.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (“Nelson”), a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch. During the three months ended May 31, 2024 and 2023, the Sky Ranch CAB paid Nelson $0 and $0.2 million related to this contract. During the nine months ended May 31, 2024 and 2023, the Sky Ranch CAB paid Nelson $0.1 million and $1.1 million related to this contract Nelson is majority owned by the chair of the Company’s Board of Directors.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The tables below present the percentage of total revenue for the reported customers for the nine months ended May 31, 2024 and 2023. For water and wastewater customers, the Company provides services on behalf of the Rangeview District for which the significant end users include Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fee revenues.

	Nine Months Ended
% of Total Revenue Generated From:	May 31, 2024	May 31, 2023
Two oil & gas operators	30%	20%
Lennar	24%	17%
KB Home	12%	12%
Challenger	10%	17%
Sky Ranch CAB	7%	3%
Melody (DR Horton)	6%	-%

As of May 31, 2024, 83% of the reported trade accounts receivable balance is owed to Pure Cycle by the Rangeview District for tap fees, water usage and wastewater treatment fees.

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	May 31, 2024	August 31, 2023
Accrued compensation	$841	$985
Other operating payables	389	406
Property taxes	36	148
Operating lease obligation, current	71	118
Professional fees	—	70
Rental deposits	43	34
Total accrued liabilities	$1,380	$1,761

Land development costs due to the Sky Ranch CAB	$1,067	$727
Due to Rangeview Metropolitan District	290	294
Total accrued liabilities - related parties	$1,357	$1,021

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

The water and wastewater resource development segment includes providing water and wastewater services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing, operating, and maintaining infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all activities necessary to develop and sell finished lots, which for the three and nine months ended May 31, 2024 and 2023, was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under the non-cancellable annual leases.

The tables below present the measure of profit and assets used to assess the performance of the two required segments and the single-family rentals that the Company believes will become a segment for the periods presented:

	Three Months Ended May 31, 2024
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$2,465	$5,016	$123	$7,604

Cost of revenue	911	1,346	71	2,328
Depreciation and depletion	410	—	—	410
Total cost of revenue	1,321	1,346	71	2,738

Segment profit	$1,144	$3,670	$52	$4,866

	Three Months Ended May 31, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$3,643	$3,202	$34	$6,879

Cost of revenue	743	1,032	24	1,799
Depreciation and depletion	407	—	—	407
Total cost of revenue	1,150	1,032	24	2,206

Segment profit	$2,493	$2,170	$10	$4,673

	Nine Months Ended May 31, 2024
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$7,562	$8,268	$357	$16,187

Cost of revenue	2,547	2,362	161	5,070
Depreciation and depletion	1,132	—	—	1,132
Total cost of revenue	3,679	2,362	161	6,202

Segment (loss) profit	$3,883	$5,906	$196	$9,985

	Nine Months Ended May 31, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$5,891	$5,237	$90	$11,218

Cost of revenue	2,125	1,518	53	3,696
Depreciation and depletion	1,246	—	—	1,246
Total cost of revenue	3,371	1,518	53	4,942

Segment profit	$2,520	$3,719	$37	$6,276

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

(In thousands)	May 31, 2024	August 31, 2023
Water and wastewater resource development	$64,217	$63,129
Land development	11,043	7,710
Single-family rental	5,257	5,128
Corporate	59,887	57,249
Total assets	$140,404	$133,216

NOTE 12 – EARNINGS PER SHARE

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended May 31, 2024 and 2023, the Company excluded 475,130 options and 600,999 options because their impact was anti-dilutive. For the nine months ended May 31, 2024 and 2023, the Company excluded 470,217 options and 602,461 options because their impact was anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share amounts)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income	$2,825	$3,295	$5,008	$3,643

Basic weighted average common shares	24,087,170	24,054,843	24,085,578	24,021,582
Effect of dilutive securities	55,869	111,501	60,783	110,039
Weighted average shares applicable to diluted earnings per share	24,143,039	24,166,344	24,146,361	24,131,621

Earnings per share - basic	$0.12	$0.14	$0.21	$0.15
Earnings per share - diluted	$0.12	$0.14	$0.21	$0.15

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of May 31, 2024, the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year considering any items requiring discrete recognition.

The effective income tax rate for the three and nine months ended May 31, 2024, was impacted by adjustments related to reconciling items between the Company’s books and tax returns.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “we,” “us,” “our” and "Pure Cycle" refer to Pure Cycle Corporation and all entities owned or controlled by Pure Cycle Corporation. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business included in our Annual Report on Form 10-K for the year ended August 31, 2023 (2023 Annual Report) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Disclosure Regarding Forward-Looking Statements” in this Form 10-Q; and Part I, Item 1A. “Risk Factors” in our 2023 Annual Report for further discussion).

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

Recent Developments and Economic Conditions

The housing market experienced tremendous growth for several years through 2022. In the third quarter of calendar 2022, the housing market experienced increased challenges, which have continued through the date of this filing and show signs of continuing in fiscal 2025. These challenges were caused by multiple factors including rising mortgage interest rates; the war in Ukraine, which has impacted energy supplies, food, fertilizer, and fuel; increasing inflation; disruptions in supply chains and consumer behavior; and the collapse of three large banks, which may impact the availability of lending and deposit rates. The U.S. Federal Reserve Board (“Federal Reserve”) remains aggressive in its actions to combat inflation, which has resulted in mortgage rates rising, which hit their highest levels in over 15 years during 2023, further challenging the housing market.

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

The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during calendar 2022 and 2023 sought to moderate persistent U.S. inflation, and the further actions it has stated it intends to take, continue to be an ongoing headwind for the housing market in 2024 as they have elevated mortgage loan interest rates and created macroeconomic uncertainty and volatility across financial markets. In addition, consumer demand for our homes and our ability to grow our scale, revenues, and returns in fiscal 2025 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. and Colorado markets. We continue to work proactively to mitigate these impacts working with our home builder partners on timing of investment and delivery of lots; however, the potential extent and effect of these factors on our business is uncertain, unpredictable, and outside our control, and our past performance should not be considered indicative of our future results.

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

We provide wholesale water and wastewater service to local governments for both residential and commercial customers. The local governments we serve include the Rangeview Metropolitan District (“Rangeview District”), Arapahoe County, the Sky Ranch Community Authority Board and related metropolitan districts (“Sky Ranch CAB”), and the Elbert and Highway 86 Commercial Metropolitan District (“Elbert 86 District”). Our mission is to provide sustainable, reliable, high-quality water to our customers and collect, treat, and reuse wastewater using advance water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we proactively manage our valuable water rights in the water-scarce Denver, Colorado region which dramatically reduces the environmental impact of our water resource operations. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities. We also design, permit, construct, operate, and maintain retail distribution and collection systems that we own or exclusively operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

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

We have been developing the Sky Ranch community since 2017, which we are developing in phases. We believe it will take approximately eight to ten more years to fully develop Sky Ranch. In 2017, we began the initial development phase of Sky Ranch when we entered separate contracts with several national homebuilders, pursuant to which we sold a total of 505 single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities). Phase 1 of the Sky Ranch development is complete, and all revenue and costs have been recognized.

During our fiscal 2021, we began construction on the second development phase at Sky Ranch. For this phase, we entered separate contracts with KB Home, Lennar Colorado, Melody (a DR Horton Company), and Challenger Homes to sell 781 single-family attached and detached residential lots at Sky Ranch, and we retained approximately 93 lots (through such contracts and subsequent amendments) for use in our single-family home rental business. The second development phase is approximately 250 acres and is being completed in four sub-phases (referred to as Phase 2A, 2B, 2C and 2D). Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 38% increase in our average lot prices. For example, we increased our sales price for a 45’ foot lot from an average of $75,000 to $103,200 and added an escalation clause that increases the prices depending on timing of payments. The timing of cash flows includes certain milestone deliveries such as the completion of governmental approvals for final plats, installation of wet utilities, and final completion of lot deliveries.

In February 2021, we began construction activities in Phase 2A at Sky Ranch, which has 229 residential lots, 10 of which we have retained for use in our single-family rental business. Contracts with three of the four homebuilders include milestone payments as construction progresses, with the fourth homebuilder contract having one payment due at delivery of the finished lot (i.e., the transfer of the title). As of May 31, 2024, Phase 2A of the Sky Ranch development is approximately 98% complete, and we have received all $18.4 million of payments related to the sale of the 219 lots in Phase 2A.

In March 2023, we began construction activities in Phase 2B at Sky Ranch, which is platted for 211 residential lots, 17 of which we have retained for use in our single-family rental business. Contracts with three of the four homebuilders in Phase 2B include milestone payments as construction progresses, with the fourth homebuilder having one payment due at the transfer of title of the finished lots. As of May 31, 2024, Phase 2B of the Sky Ranch development is approximately 70% complete. During the three and nine months ended May 31, 2024, we received $0 and $4.1 million which consists of the second milestone payments from the three builders with milestone payment contracts. We expect the finished lot payment for Phase 2B, which totals $9.0 million, to be received over the next 3 months.

In February 2024, we began construction activities in Phase 2C at Sky Ranch, which is platted for 228 residential lots, 40 of which we have retained for use in our single-family rental business. Contracts with three of the four homebuilders in Phase 2C include milestone payments as construction progresses, with the fourth homebuilder having one payment due at the transfer of title of the finished lots. As of May 31, 2024, Phase 2C of the Sky Ranch development is approximately 22% complete. During the three and nine months ended May 31, 2024, we received $3.4 million and $3.4 million, respectively, which consists of the first milestone payments from the three builders with milestone payment contracts. We expect the second milestone and finished lot payment for Phase 2C, which totals $14.4 million, to be received over the next 14 months.

We recognize revenue earned under these contracts over time using the percentage of completion method which aligns the recognition of revenue with the requisite progress made on construction activities. During the three months ended May 31, 2024 and 2023, due to the construction progress in Phase 2A, 2B and 2C, we recognized $4.8 million and $3.2 million of lot sales revenue related to construction at Sky Ranch. During the nine months ended May 31, 2024 and 2023, due to the construction progress in Phase 2A, 2B and 2C, we recognized $7.9 million and $5.1 million of lot sales revenue related to construction at Sky Ranch. Due to construction progress, we have recognized a total of $18.1 million of lot sales revenue since construction began on Phase 2A, $8.6 million of lot sales revenue since construction began on Phase 2B, and $2.1 million of lot sales revenue since construction began on Phase 2C as of May 31, 2024. We expect to recognize the majority of the remaining $0.3 million of revenue for Phase 2A before the end of our fiscal 2024, the remaining $8.6 million of revenue for Phase 2B over the next 9 months and the remaining $15.6 million of revenue for Phase 2C over the next 14 months.

Remaining payments for lot sales and the related revenue for Phase 2D will occur as construction of that phase occurs. We believe it will take approximately three more years to complete construction and sell the finished lots in all four subphases depending on market conditions and the permitting process.

In addition to the lot sales described above, from the start of development at Sky Ranch through May 31, 2024, we have received $22.4 million of water and wastewater tap fees from the homebuilders, which is for all 509 taps sold in Phase 1 (with four being allocated to our single-family rentals), 228 of 229 taps sold in Phase 2A (with 10 being allocated to our single-family rentals) and 18 of 211 taps sold in Phase 2B (with 17 planned to be allocated to our single-family rentals). The timing of tap sales is dependent on when homebuilders request building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types including duplexes and townhomes. For Phase 2 in total, we estimate water and wastewater tap fees will exceed $20.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During Phase 1 of Sky Ranch, we retained ownership of four residential lots for use in this business. As of May 31, 2024, we have completed 14 single-family homes on these lots which we own, maintain, and have leased to qualified renters under one-year lease terms. We have expanded our single-family rentals in our second development phase of Sky Ranch by building homes on lots we did not sell to our home builder partners, which we will rent out once completed. As of May 31, 2024, we reserved approximately 93 lots in Phase 2, 10 of which are in Phase 2A and are completed and rented as of May 31, 2024. Additionally, we have reserved 17 lots in Phase 2B, which we anticipate completing in fiscal 2025.

We capitalize the costs of the homes and when applicable depreciate the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned and renters are typically under a one-year lease. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

Results of Operations

Executive Summary

For the three months ended May 31, 2024 and 2023, we generated net income of $2.8 million and $3.3 million. The increase in lot sales revenue being recognized during the 2024 quarter was offset by a decrease in water sales to oil and gas operators for drilling purposes as well as tap fee sales due to timing of completion of lots in Phase 2B. Lot sales revenue is recognized using the percentage of completion method, which is based on progress of construction. Despite increased challenges on the housing market, our land development activities showed an increase in growth over last year as we began construction on Phase 2B and 2C at Sky Ranch, which we believe is due to our entry level pricing and affordable lot costs.

For the nine months ended May 31, 2024, we generated net income of $5.0 million compared to $3.6 million for the comparable period in fiscal 2023. The increase was primarily driven by significant water sales to oil and gas operators for drilling purposes and increased lot sales revenue being recognized using the percentage of completion method, which is based on progress of construction. Despite increased challenges on the housing market, our land development activities showed an increase in growth over last year as we began construction on Phase 2B and Phase 2C at Sky Ranch, which we believe is due to our entry level pricing and affordable lot costs.

The tables below present our consolidated results of operations for the three and nine months ended May 31, 2024 and 2023.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	May 31, 2024	May 31, 2023	$ Change	% Change
Water and wastewater resource development revenue	$2,465	$3,643	$(1,178)	(32)%
Land development revenue:
Lot sales	4,795	3,160	1,635	52%
Project management fees	221	42	179	426%
Single-family rental	123	34	89	262%
Total revenue	7,604	6,879	725	11%

Water and wastewater development cost of revenue	1,321	1,150	171	15%
Land development cost of revenue	1,346	1,032	314	30%
Single-family rental cost of revenue	71	24	47	196%
Total cost of revenue	2,738	2,206	532	24%

General and administrative expense and depreciation	1,798	916	882	96%
Operating income	3,068	3,757	(689)	(18)%
Other income, net	784	662	122	18%
Income taxes	(1,027)	(1,124)	(97)	(9)%
Net income	$2,825	$3,295	$(470)	(14)%

Basic EPS	$0.12	$0.14	$(0.02)	(14)%
Diluted EPS	$0.12	$0.14	$(0.02)	(14)%

Water delivered (acre-feet)	394	564	(170)	(30)%
Water taps sold	20	44	(24)	(55)%
Wastewater taps sold	18	43	(25)	(58)%

	Nine Months Ended
(In thousands, except for water deliveries and taps sold)	May 31, 2024	May 31, 2023	$ Change	% Change
Water and wastewater resource revenue	$7,562	$5,891	$1,671	28%
Land development revenue
Lot sales	7,906	5,064	2,842	56%
Project management fees	362	173	189	109%
Single-family rental	357	90	267	297%
Total revenue	16,187	11,218	4,969	44%

Water and wastewater resource cost of revenue	3,679	3,371	308	9%
Land development cost of revenue	2,362	1,518	844	56%
Single-family rental cost of revenue	161	53	108	204%
Total cost of revenue	6,202	4,942	1,260	25%

General and administrative expense and depreciation	5,529	4,248	1,281	30%
Operating income	4,456	2,028	2,428	120%
Other income, net	2,357	2,959	(602)	(20)%
Income tax expense	(1,805)	(1,344)	461	34%
Net income	$5,008	$3,643	$1,365	37%

Basic EPS	$0.21	$0.15	$0.06	40%
Diluted EPS	$0.21	$0.15	$0.06	40%

Water delivered (acre-feet)	1,422	806	616	76%
Water taps sold	35	85	(50)	(59)%
Wastewater taps sold	33	79	(46)	(58)%

Three and Nine Months Ended May 31, 2024 Results Compared to 2023

For the three months ended May 31, 2024, total revenue increased as compared to 2023, primarily due from multiple on-going Phases in 2024. During the three months ended May 31, 2024 we were developing in Phase 2A, Phase 2B and Phase 2C, resulting in more revenue being recognized. The increase was offset by a decrease in our water and wastewater tap sales period over period due to the timing of new home construction and a decrease in commercial water sales for oil and gas operations. Lot sales are recognized using the percentage of completion method and due to increased construction activity in 2024, despite the increased challenges on the housing market, construction activities increased to provide additional lots to builders. For the nine months ended May 31, 2024, total revenue increased as compared to 2023, primarily due to a significant increase in oil and gas operations in our service area resulting in a substantial increase in commercial water sales as well as an increase in our lot sales revenue.

For the three and nine months ended May 31, 2024, total costs of revenue increased as compared to 2023, primarily due to higher costs in the land development segment as we continued developing Phases 2A, 2B and 2C of Sky Ranch, and higher costs related to the delivery of water to oil and gas operators. Costs of revenue for the water and wastewater segment did not increase in line with revenue because the water sold to oil and gas operators was lower cost water resulting in higher profits versus traditional domestic usage.

For the three and nine months ended May 31, 2024, general administrative expense and depreciation increased as compared to 2023, primarily due to the receipt of qualified Employee Retention Credits from the Internal Revenue Service in 2023 and additional fixed assets in 2024.

For the nine months ended May 31, 2024, water deliveries increased as compared to 2023 primarily due to increased water sales to oil and gas operators.  For the three months ended May 31, 2024, water deliveries decreased as compared to 2023 primarily due to decrease of water sales to oil and gas operators.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
(In thousands, except for water deliveries)	May 31, 2024	May 31, 2023	$ Change	% Change
Metered water usage from:
Municipal water usage	$145	$145	$—	—%
Commercial water usage	1,432	2,145	(713)	(33)%
Wastewater treatment fees	85	75	10	13%
Water and wastewater tap fees	581	1,256	(675)	(54)%
Other revenue	222	22	200	909%
Total segment revenue	2,465	3,643	(1,178)	(32)%

Water service costs	564	576	(12)	(2)%
Wastewater service costs	173	96	77	80%
Depreciation	410	407	3	1%
Other	174	71	103	145%
Total expenses	1,321	1,150	171	15%
Segment operating income	$1,144	$2,493	$(1,349)	(54)%

Water deliveries (acre-feet)
Export - Commercial	1	7	(6)	(89)%
Sky Ranch	45	30	15	50%
Wild Pointe	18	36	(18)	(50)%
O&G operations	330	491	(161)	(33)%
Total water deliveries	394	564	(170)	(30)%

	Nine Months Ended
(In thousands, except for water deliveries)	May 31, 2024	May 31, 2023	$ Change	% Change
Metered water usage from:
Municipal water usage	$458	$349	$109	31%
Commercial water usage	5,045	2,596	2,449	94%
Wastewater treatment fees	258	216	42	19%
Water and wastewater tap fees	1,162	2,400	(1,238)	(52)%
Other revenue	639	330	309	94%
Total segment revenue	7,562	5,891	1,671	28%

Water service costs	1,628	1,457	171	12%
Wastewater service costs	513	350	163	47%
Depreciation	1,132	1,246	(114)	(9)%
Other	406	318	88	28%
Total expenses	3,679	3,371	308	9%
Segment operating income	$3,883	$2,520	$1,363	54%

Water deliveries (acre-feet)
On Site	2	8	(6)	(75)%
Commercial sales - export water and other	3	39	(36)	(92)%
Sky Ranch	145	100	45	45%
Wild Pointe	52	66	(14)	(21)%
O&G operations	1,220	593	627	106%
Total water deliveries	1,422	806	616	76%

For the three months ended May 31, 2024, municipal water usage was consistent with 2023.  Commercial water usage revenue decreased for the three months ended May 31, 2024 compared to 2023 due to decreased water sales to oil and gas operators. For the nine months ended May 31, 2024, municipal water usage revenue increased over 2023 mainly due to increased residential customers at Sky Ranch.  Commercial water usage revenue increased for the nine months ended May 31, 2024 compared to 2023 due to increased water sales to oil and gas operators.

For the three and nine months ended May 31, 2024, wastewater treatment fees increased slightly as compared to 2023 primarily due to new Sky Ranch customers.

For the three and nine months ended May 31, 2024, water and wastewater tap sales decreased compared to 2023 due to less available finished lots at Sky Ranch in 2024. Tap sales are driven by builders obtaining building permits in anticipation of home closings.

Land Development Results of Operations

	Three Months Ended
(In thousands)	May 31, 2024	May 31, 2023	$ Change	% Change
Lot sales	$4,795	$3,160	$1,635	52%
Project management revenue	221	42	179	426
Total revenue	5,016	3,202	1,814	57%

Land development construction and project management costs	1,346	1,032	314	30%

Segment operating income	$3,670	$2,170	$1,500	69%

	Nine Months Ended
(In thousands)	May 31, 2024	May 31, 2023	$ Change	% Change
Lot sales	$7,906	$5,064	$2,842	56%
Project management revenue	362	173	189	109
Total revenue	8,268	5,237	3,031	58%

Land development construction and project management costs	2,362	1,518	844	56%

Segment operating income	$5,906	$3,719	$2,187	59%

For the three months ended May 31, 2024, lot sales revenue increased as compared to 2023 due to timing of development activities and beginning of field construction on Phase 2C in 2024. For the nine months ended May 31, 2024, lot sales revenue increased as compared to 2023 due to having three phases under construction (Phase 2A, 2B and 2C) in 2024. Per lot revenue is expected to increase as we complete each of the four subphases of Phase 2. Revenue for builder contracts is recognized over time with progress measured under the percent of completion method; therefore, revenue will fluctuate due to timing of construction activities throughout Phase 2.

For the three and nine months ended May 31, 2024, land development construction costs increased compared to 2023 due to fluctuations in construction activity and revenue recognized during the periods compared.

Single-Family Rental Results of Operations

In fiscal 2021, we began construction on homes for our single-family rental business. Each home is rented under a one-year non-cancellable lease agreement. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities including water and wastewater services that are paid to us. As of May 31, 2024, the Company had a total of 14 units rented.

Liquidity, Capital Resources and Financial Position

As of May 31, 2024, our working capital, defined as current assets less current liabilities, was $19.6 million, which included $20.4 million in cash and cash equivalents. All our cash is maintained at high-credit quality institutions and overnight investments are made into an insured cash sweep program which provides FDIC insurance for our entire cash balance through the banks in which our cash is being held. We believe that as of May 31, 2024 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. Our expected obligations for the next 12 months are described below.

Sky Ranch Development

Phase 1 of the Sky Ranch development is complete, Phase 2 began in February 2021, which is being done in four subphases, of which Phase 2A, Phase 2B and Phase 2C are being actively developed as of May 31, 2024. We estimate total costs to complete the infrastructure (including public improvements) for all 874 lots in Phase 2 to total $74.6 million. Of this, we anticipate spending up to $19.6 million in the next 12 months, and we anticipate receiving approximately $26.3 million in milestone payments from our builder customers and completed lot payments. Additionally, we will received tap fee payments from our builder customers over the same period. The amounts we expect to spend and receive in the next 12 months are dependent on the pace of construction in Phase 2A, Phase 2B and Phase 2C. We believe water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

Single-Family Rental Construction Contract

In calendar 2024, we anticipate entering into a contract with national home builders to construct 17 rental units at Sky Ranch in Phase 2B and 40 rental units at Sky Ranch in Phase 2C to be used in our single-family rental business. The contracted construction costs for all 17 units in Phase 2B will be approximately $6 million. As of May 31, 2024, we had incurred less than $0.1 million of these construction costs. We anticipate incurring and financing the majority of the remaining cost for Phase 2B rental units in calendar 2024.

ECCV Capacity Operating System

The Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system, which we would pay for pursuant to our funding agreements with the Rangeview District. Our costs associated with the use of the ECCV system are a flat fee $3,000 per month through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV system, which is included in the water usage fees charged to customers.

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

Summary Cash Flows Table

	Nine Months Ended
(In thousands)	May 31, 2024	May 31, 2023	$ Change	% Change
Cash (used) provided by:
Operating activities	$(793)	$(2,970)	$2,177	73%
Investing activities	(3,991)	(5,801)	1,810	31%
Financing activities	(462)	(119)	(343)	(288)%

Net Change in cash	$(5,246)	$(8,890)	$3,644	41%

For the nine months ended May 31, 2024, we used cash as follows:

●	Operating activities used $0.8 million of cash, mainly for normal operations, to fund construction activities (including the public improvements) at Sky Ranch, and payments to vendors. We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.
●	Investing activities used $3.9 million in cash, mainly for investing in future phases of Sky Ranch and construction of additional water delivery infrastructure.
●	Financing activities used $0.5 million of cash, mainly for the repurchase of common stock.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of our 2023 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three and nine months ended May 31, 2024 are the same as those described in our 2023 Annual Report. There have been no changes to our critical accounting policies during the three and nine months ended May 31, 2024. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, the President and the Chief Financial Officer each concluded that as of May 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2022, our Board of Directors approved a stock repurchase program. The program is open-ended and authorizes repurchases of up to an aggregate of 200,000 shares of common stock in the open market. During the quarter ended May 31, 2024, the Company repurchased 15,000 shares of common stock under the repurchase program. The following table summarized the purchase of our common stock during the quarter ended May 31, 2024 and through June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 2024	7,500	9.59	7,500	162,500
April 2024	2,500	9.40	2,500	160,000
May 2024	5,000	9.40	5,000	155,000
June 2024	11,880	9.16	11,880	143,120
Total	26,880	$9.39	26,880	143,120

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover page formatted as inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Marc S. Spezialy
Marc S. Spezialy
Vice President and Chief Financial Officer

July 10, 2024