Form 10-K
period 2024-08-31
PURE CYCLE CORP
filed 2024-11-13
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8814

PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34501 E. Quincy Avenue, Bldg. 1, Suite D, Watkins, CO	80137
(Address of principal executive offices)	(Zip Code)

(303) 292 – 3456
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock 1/3 of $.01 par value	PCYO	The NASDAQ Stock Market
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $170,688,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 11, 2024 – 24,073,094

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended August 31, 2024. Alternatively, we may include such information in an amendment to this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Annual Report on Form 10-K, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated revenue from water sales;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	increased demand for single-family rental homes;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction and sale of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated financial results, including anticipated increases in customers and revenue, from development of our Sky Ranch property;
●	estimated tap fees to be generated from the development of the various phases of Sky Ranch;
●	anticipated expansion and rental dates for our single-family rental homes;
●	anticipated revenue and cash flows from our single-family rental homes;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” (as defined herein) and the timing and availability of water from, and projected costs related to, WISE;
●	increases in future water or wastewater tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●	anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;
●	capital required and costs to develop Sky Ranch;
●	anticipated development of other phases concurrently with the second phase of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Ranch, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenue from customers in the Rangeview District, Sky Ranch Districts, and Elbert & Highway 86 District;
●	plans for the use and development of our water assets and potential delays;
●	estimated number of connections we can serve with our existing water rights;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	anticipated number of deep-water wells required to continue expanding and developing our Rangeview Water Supply;
●	expenditures for expenses and capital needs of the Rangeview District;
●	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
●	plans to drill water wells into aquifers located beneath the Lowry Ranch and the timing and estimated costs of such a build out;

●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	factors that may impact labor and material costs;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	estimated supply capacity of our water assets;
●	our belief that we have exceeded market expectations with the delivery of our lots at Sky Ranch;
●	the impact of future cyberattacks on our business, financial condition, operating results and reputation;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	our belief that several long-term land development and housing factors remain positive;
●	our belief that Sky Ranch is better positioned to navigate the changing market then competitors;
●	the impact of the downturn in the homebuilding market and increased interest rates on our business and financial condition;
●	the recoverability of water and wastewater service costs from rates;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	the anticipated development of the Sky Ranch Academy and the timing of enrollment of upper grades;
●	service life of constructed facilities;
●	accounting estimates and the impact of new accounting pronouncements; and
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized, and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	outbreaks of disease, such as the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations, and the related impacts to the general economy;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	our ability to successfully expand our single-family home rental business and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability and rising inflation and interest rates;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	declines in property values which impact tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	changes in tenant relief laws, including laws regulating evictions, rent control laws, and other regulations that limit our ability to increase rental rates;
●	changes in private and federal mortgage financing programs and lending practices;

●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in this Annual Report on Form 10-K.

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

We are a diversified water and wastewater service provider, land developer, and home rental company. We provide wholesale water and wastewater services in the Denver, Colorado area, develop land we own into master planned communities, and develop single-family homes for rent. Each of our businesses, providing water and wastewater services, land development and single-family home rentals generate attractive recurring monthly income.

For more than 30 years, we have accumulated and continue to accumulate a portfolio of valuable water rights and land interests along the Front Range of Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we operate and maintain to serve domestic, commercial, and industrial customers in the eastern Denver metropolitan region (the illustration below notes the general area of our land and water assets). Our primary land asset, known as Sky Ranch, is in one of the most active development areas in the Denver metropolitan region along the rapidly developing I-70 corridor, and we are developing lots at Sky Ranch for residential, commercial, retail, and light industrial uses. Sky Ranch is zoned to include up to 3,200 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space, all of which will be serviced by our water and wastewater services segment. Additionally, we have retained lots in our Sky Ranch development for our single-family rental business where we build single-family homes for rent under annual lease agreements. With 14 homes currently owned and rented, we continue to expand this new line of business which may include more than 200 rental homes at Sky Ranch over the next several years.

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

Our rental homes, water and land assets are designed, constructed, operated, and maintained by us. Our water, land development and home rental activities are each a distinct line of business which are operated as separate but are cohesive business segments. We refer to these segments as our water and wastewater resource development segment, our land development segment, and our single-family rental segment, all of which are described in greater detail below. To date, within our three business segments, we have sold or are actively developing 1,395 finished lots, we have constructed and operated and maintain water and wastewater systems with capacity to serve approximately 2,500 residential equivalent units, and we have constructed and are renting 14 homes.

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

Our water supplies, which can be used in our exclusive service area (further described below) and other areas along the eastern I-70 corridor, enable us to add significant value to our land development segment by bringing water to land that does not have water for development, enhancing the value of that land, as well as our water resources, to a greater extent than either a traditional water utility or land developer can separately. Having a valuable portfolio of water in a water short region provides us with a competitive advantage over other land developers who may be required to buy expensive water, pay significant fees to another water provider in lieu of buying water, and/or wait for a city to annex property and extend costly water and wastewater infrastructure to the property before development can begin. Having our own water supply gives us more control over the land entitlement and development process and the ability to capitalize on the value of our water rights. In addition, we have significant in-house expertise in engineering, operations, and land development which allows us to take a hands-on approach to the water and land development process.

We mainly provide wholesale water and wastewater services to local governmental entities that in turn provide residential and commercial water and wastewater services to customers in their communities. Our largest customer is the Rangeview Metropolitan District (Rangeview District). We have the exclusive right to provide water and wastewater services to the Rangeview District’s customers in its exclusive 24,000-acre Lowry Ranch Service Area in the southeastern Denver metropolitan area pursuant to various agreements that are described in greater detail below. As of August 31, 2024, through the Rangeview District, we provide service to more than 1,400 single-family equivalent (SFE) water connections and more than 952 SFE wastewater connections. These connections are located mainly in the southeastern metropolitan Denver area on the Lowry Ranch at our Sky Ranch development and other nearby areas where we have acquired service rights. With the water rights we own and control, we believe we can serve an estimated 60,000 SFEs. An SFE is a customer, whether residential, commercial, or industrial, that imparts a demand on our water or wastewater systems based on the demand of a family of four persons living in a single-family house on a standard sized lot. For some instances herein, as context dictates, the term “acre-feet” (which is approximately 326,000 gallons) is used to designate an annual decreed amount of water available during a typical year.

In addition to our domestic customers, we provide raw water for industrial oil and gas operations. Multiple operators lease more than 135,000 acres in and adjacent to our service area with more than 100 wells and miles of oil and gas collection lines. Sales of water to industrial customers in the oil and gas industry are unpredictable and fluctuate dramatically but provide a high margin attractive revenue for our water assets. Beginning in late 2021 and continuing through 2024, we saw a significant recovery in the oil and gas markets, and this resulted in additional water sales to oil and gas clients in our fiscal 2024 and 2023.

Land Development Segment

In 2010 we purchased approximately 930 acres of land along the I-70 corridor known as Sky Ranch. The illustration below provides our planned overall layout of Sky Ranch. We acquired Sky Ranch with the intention of selling lots to home builders to add value to our core water and wastewater operations by adding the ultimate purchasers of the homes as our water customers. Sky Ranch is being developed in phases over several years, which began in June 2017, when we entered into agreements with three national home builders to sell the initial residential lots at Sky Ranch (referred to as Phase 1) and has continued to expand as we sell lots to national homebuilders now up to 1,395 residential lots. We divided our land development into phases. We are now working on Phase 2 which is further divided into subphases that we refer to as Phases 2A, 2B, 2C and 2D to optimize the delivery of infrastructure and lots to our home builder customers on a real time basis without excess inventories of lots and homes.

Illustrative map of the Sky Ranch Master Planned Community

I-70
FUTURE LIGHT INDUSTRIAL PARCELS
FUTURE COMMERCIAL PARCELS
FUTURE OFFICE PARCELS
FUTURE FIRE STATION
MONAGHAN ROAD
PHASE 1
FUTURE RECREATION CENTER & PARK
SCHOOL SITE
TEMPORARY FIRE STATION
FUTURE SINGLE FAMILY DEVELOPMENT
OPEN SPACE / DETENTION
BIG DIPPER PARK
OPEN SPACE / DETENTION
ORION PARK
WATER TREATMENT FACILITY
LITTLE DIPPER PARK
PHASE 2B
POCKET PARK
POCKET PARK
E. 6TH AVENUE
E. 6TH AVENUE
E. 6TH AVENUE
PHASE 2A
FUTURE COMMERCIAL PARCEL
POCKET PARK
POCKET PARK
PHASE 2D
FUTURE COMERCIAL PARCEL
EXISTING WATER FACILITY
OIL & GAS FACILITY
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE SINGLE FAMILY DEVELOPMENT
MONAGHAN ROAD
FUTURE MIXED-USE DEVELOPMENT
FUTURE SINGLE FAMILY DEVELOPMENT
PHASE 2C
OPEN SPACE / DETENTION
FUTURE PARKS & OPEN SPACE
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE PARKS & OPEN SPACE
FUTURE SINGLE FAMILY DEVELOPMENT
OIL & GAS FACILITY
E. 1ST AVENUE
FUTURE PARKS & OPEN SPACE
FUTURE PARKS & OPEN SPACE
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE SINGLE FAMILY DEVELOPMENT
FUTURE MIXED-USE DEVELOPMENT

As of August 31, 2024, we have delivered to homebuilders 949 finished lots, retaining 31 lots for our single-family rental segment, are under construction on 228 lots (Phase 2C) scheduled for delivery in fiscal 2025, and have an additional 218 lots (Phase 2D) scheduled for delivery in fiscal 2026 at Sky Ranch. As of August 31, 2024, homebuilders have built and sold 719 homes at Sky Ranch, with approximately 53 additional homes under construction. All Phase 1 lots in Sky Ranch are complete and all public improvements (roads, parks, open spaces, storm drain facilities, etc.) have been accepted by the various governmental entities that will control and maintain that infrastructure.

As part of our land development activities, we formed a new Charter School, Sky Ranch Academy, for the purpose of partnering with the Bennett School District 29J to operate a new K-12 Charter School to be located at Sky Ranch. Sky Ranch Academy has partnered with National Heritage Academy (NHA) to operate the charter, NHA brings more than 25 years of experience providing educational services at more than 100 schools in nine states, educating more than 60,000 students including five other schools in Colorado. Sky Ranch Academy opened in August 2023 serving grades K-7. In August of 2024 Sky Ranch Academy added grade 8.  We anticipate that NHA will be opening a high school which will serve grades 9-12 for the school year 2026.

Single-Family Rentals

For several years the housing market and home prices in Colorado grew. As mortgage rates increased, and the average price of homes in Colorado rose, we believed rental homes would become increasingly attractive to provide affordable housing options to the growing population in Colorado. Additionally, we saw a shift from people having to rent to people choosing to rent. We believe this shift will continue to shape the housing market for the foreseeable future. To capitalize on the growing single-family rental market, we launched our single-family rental division. We initially contracted with a local home builder to construct 14 single-family detached homes at Sky Ranch that we retained for use in our rental division. We are currently under contract with a regional home builder to construct the next 12 single-family detached homes at Sky Ranch.  These rental homes represent our investment in our third operating segment as we expect to add 94 homes in Phase 2 with the ability to add more than 200 homes as Sky Ranch builds out. Although the rise in home prices has dropped off in the last couple of years, we believe having ongoing recurring rental income, in a community which is experiencing double digit growth in home values and in which we are actively involved adds value to the community and provides tremendous upside for growing our balance sheet and diversifying our recurring revenue streams.

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

Rangeview Water Supply

Our Rangeview Water Supply consists of 26,924 acre-feet of tributary surface water, non-tributary groundwater, and not non-tributary groundwater, and approximately 26,000 acre-feet of adjudicated reservoir sites. Terminology typically used in the water industry that may help readers understand water rights are detailed below.

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

We acquired our Rangeview Water Supply through the following agreements:

●	The 1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (Lease), among us, the Land Board, and the Rangeview District;
●	The 1996 Service Agreement between us and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between us and the Rangeview District (Lowry Service Agreement), which allows us to provide water service to the Rangeview District’s customers located on the Lowry Ranch;
●	The Agreement for Sale of non-tributary and not non-tributary groundwater between us and the Rangeview District (Export Agreement), pursuant to which we purchased a portion of the Rangeview Water Supply that we refer to as our “Export Water” because the Export Agreement allows us to export this water from the Lowry Ranch to supply water to nearby communities; and
●	The 1997 Wastewater Service Agreement between us and Rangeview District (Lowry Wastewater Agreement), which allows us to provide wastewater service to the Rangeview District’s customers on the Lowry Ranch.
●	The Option Agreement, dated January 20, 2024, among us, Rangeview District, and the Land Board (ECCV Option), which allows us to add the East Cherry Creek Valley (ECCV) system and 4,000 acre-feet or Arapahoe aquifer groundwater, to the lease described above, subject to the payments of additional rent, effective as of July 8, 2032, the expiration of the ECCV lease, described below under the heading “East Cherry Creek Valley System”.

The Lease, the Lowry Service Agreement, the Export Agreement, the Lowry Wastewater Agreement, and the ECCV Option, are collectively referred to as the “Rangeview Water Agreements.”

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

Lost Creek Water Supply

The “Lost Creek Water” is comprised of water rights we acquired in 2019 and 2022 in the Lost Creek Designated Ground Water Basin. In August 2019, we purchased 300 acre-feet of designated groundwater and 220 acre-feet of groundwater and ditch water. In June 2022, we purchased 370 acre-feet of designated groundwater. All the Lost Creek Water has been changed for use as municipal/industrial/agricultural water, additionally we have filed an application with the Colorado Water Court to use the Lost Creek Water to augment our municipal/industrial water supplies at the Lowry Ranch. Our plans are to consolidate our Lost Creek Water with our Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off the Lowry Ranch.

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

The Rangeview District

The Rangeview District is a quasi-municipal corporation and political subdivision of the State of Colorado formed in 1986 for the purpose of providing water and wastewater services to the Lowry Ranch and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. We own certain rights and real property interests which encompass the current boundaries of the Rangeview District. The current directors of the Rangeview District are Mark W. Harding (our President, Chief Executive Officer, and a director), Scott E. Lehman (our employee), Dirk Lashnits (our employee), Brent Brouillard (our employee), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, Lehman, Lashnits, and Brouillard have all elected to forego these payments.

Land Board Royalties and Fees

Water Deliveries – Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenue earned from water sales that use the Rangeview Water Supply. The calculation of royalties depends on the location of the customer and whether the customer is a public or private entity. The Land Board does not receive a royalty from wastewater services. When we develop, operate, and deliver water from our Rangeview Water Supply, the Land Board receives royalties on the gross revenue at a rate of 12% from water delivered to all customers located on the Lowry Ranch and to all private customers located off the Lowry Ranch and 10% from public entity customers located off the Lowry Ranch. In the event that (i) metered production of water used on the Lowry Ranch in any calendar year exceeds 13,000 acre-feet or (ii) 10,000 acres of land on the Lowry Ranch have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive (in lieu of its royalty of 12% from customers on the Lowry Ranch), 50% of the collective net profits (ours and the Rangeview District’s) derived from the sale or other disposition of water on the Lowry Ranch. To date, neither of these conditions has been met, and such conditions are not likely to be met any time soon. In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty of two percent (2%) of the gross amount received from the sale of water taps to be served by the Rangeview Water Supply, except for the sale of any taps to Sky Ranch. Escalated royalties will be owed if we sell our Export Water outright rather than delivering water service. We do not currently anticipate selling our Export Water.

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

Option Fee – Pursuant to the terms of the ECCV Option, we paid the Land Board an initial fee of $50,000, and we pay an annual fee of $50,000 through 2032, which grants us the option to add the ECCV system and 4,000 acre-feet or Arapahoe aquifer groundwater, to our Lease upon the expiration of the ECCV Lease.

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

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2023, WISE water was $6.48 per thousand gallons and such rate remained in effect through calendar 2023. Effective, January 1, 2024, WISE water increased to $6.55 per thousand gallons, which will be in effect for all of calendar 2024. In addition, we pay certain system operational and construction costs, which is subject to the percentage of Rangeview District’s share (approximately 9%). If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves. For the year ended August 31, 2024, we, through the Rangeview

District, purchased a total of just over 134 acre-feet of WISE water for $0.4 million. For the year ended August 31, 2023, we, through the Rangeview District, purchased a total of just under 199 acre-feet of WISE water for $0.4 million.

During the years ended August 31, 2024 and 2023, we provided $0.6 million each year of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allocable share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

East Cherry Creek Valley System

Pursuant to a 1983 lease, ECCV Water and Sanitation District’s leased the right to develop infrastructure to pump up to 4,000 acre feet of groundwater from the Arapahoe aquifer below the Lowry Range (ECCV Lease). ECCV’s system is comprised of eight wells and more than ten miles of buried water pipeline located on the Lowry Ranch. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including hydraulic fracturing for oil and gas wells. The agreement allows us to use the ECCV system through April 30, 2032, in exchange for a flat monthly fee and a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. Pursuant to the ECCV Option, we will be able to add the use of the ECCV system and 4,000 acre-feet of Arapahoe aquifer groundwater to our Lease, upon the expiration of the ECCV lease (July 8, 2032) through the expiration of our Lease in 2081.

Sources of Water and Wastewater Service Revenue

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

We sell bulk water at a rate of $14.76 per thousand gallons to commercial and industrial customers via bulk meters or the Company’s water fill stations.

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

Water and Wastewater Tap Fees

We generate significant revenue from fees charged to customers to connect to our water and wastewater systems. These fees are known as tap fees. The tap fee is a non-refundable fee that is payable typically at the time a building permit is granted for construction of a home or business and authorizes the property to connect to the water or wastewater system. Once granted, the right stays with the property. We have no obligation to physically connect the property to the lines; this is typically done by the homebuilder or commercial developer. Once connected to the water and/or wastewater systems, the property has live service, and the customer can receive metered water deliveries from our system and send wastewater into our system. Thus, the customer has full control of the connection right as it can obtain all the benefits from this right. Our systems are “wholesale facilities,” namely those assets used to deliver water and wastewater to a service area or major regions or portions thereof. Wells, treatment plants, pump stations, tanks, reservoirs, transmission pipelines, and major sewage lift stations are typical examples of wholesale facilities.

The Rangeview District’s 2024 water tap fees are $33,204 per SFE, and its wastewater tap fees are $8,000. The Rangeview District assesses its tap and usage fees annually and adjusts the rates as necessary.

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

Consulting Fees

Consulting fees are received, typically monthly, from municipalities and area water providers for whom we provide contract operation services.

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

Sky Ranch is zoned for residential, commercial, and retail uses, including up to 3,200 homes and more than two million square feet of commercial, retail, and light industrial development. See illustration above for the current layout of Sky Ranch. The development of Sky Ranch will occur in multiple filings and phases which will take several years to complete. As of August 31, 2024, we have delivered to homebuilders 949 finished lots, retaining 31 lots for our single-family rental segment, are under construction on 228 lots scheduled for delivery in fiscal 2025, and have under contract an additional 218 lots scheduled for delivery in fiscal 2026 at Sky Ranch. As of August 31, 2024, homebuilders have built and sold 719 homes at Sky Ranch, with approximately 53 homes under construction. All Phase 1 lots in Sky Ranch are complete and all public improvements (roads, parks, open spaces, storm drain facilities, etc.) have been accepted by the various governmental entities that will control and maintain the infrastructure.

The total sales price for the 792 lots sold and to be sold to the homebuilders in Phase 2 is approximately $69.9 million, which is subject to price escalations depending on development timing which are not included in that figure. The total sales price for the 219 lots in Phase 2A is $18.4 million, which were completed in fiscal year 2022. Total sales price for the 194 lots in Phase 2B is $17.3 million. See below for a description of the conditions that may limit our ability to receive reimbursables and a definition of the Sky Ranch CAB.

As the land developer, we are obligated to provide finished lots (i.e. lots ready for building permits to construct homes) to each of the home builders as part of our agreements with them. We build, or contract to build, the roads, curbs, wet and dry utilities, storm drains, parks, open spaces, and other related improvements as part of a master planned community as part of our agreement with the Sky Ranch CAB. Each builder is required to purchase water and wastewater taps for each lot from the Rangeview District at the time a building permit is issued. The cost of the water and wastewater tap for a lot depends on the size of the lot, the size of the house, and the amount of irrigated landscaping. Pursuant to the Non-Lowry Service Agreement, we receive all the water and wastewater tap fees from tap sales at Sky Ranch and 98% of the ongoing monthly water and 90% of ongoing monthly wastewater service revenue.

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

Pursuant to our service agreements, we are required to construct all required wholesale water and wastewater improvements (i.e., a wastewater reclamation facility, water supply, storage, treatment, and other wholesale facilities) for the provision of water and wastewater service to the property. As of August 31, 2024, we have completed the required wholesale facilities and other infrastructure to provide water and wastewater for over 2,000 homes at Sky Ranch. The most significant wholesale facility built was the wastewater reclamation facility, which cost $10.2 million and has a designed capacity to provide wastewater for more than 2,000 single-family homes before requiring expansion. This allows the treatment facility to process wastewater for several development phases at Sky Ranch before additional investment is needed to increase its capacity.

We expect to have other phases developing concurrently with the second phase that could include commercial, retail, and light industrial sites. We expect full development of the Sky Ranch Master Planned Community to take another eight to ten years depending on market conditions.

Pursuant to the Sky Ranch Water and Wastewater Service Agreement, dated June 19, 2017, between PCY Holdings, LLC (a wholly-owned subsidiary of ours that holds title to the Sky Ranch land), and the Rangeview District, PCY Holdings, LLC, agreed to construct certain facilities necessary to provide water and wastewater service to Sky Ranch. The Rangeview District, through us as its exclusive service provider, agreed to provide water and wastewater services to the Sky Ranch property. We have installed over 23 miles of water delivery and wastewater collection infrastructure at a cost of $7.9 million, which is reimbursable by the Sky Ranch CAB as outlined in Note 5 to the accompanying consolidated financial statements.

We have also leased the oil and gas minerals underlying the property to a major independent exploration and production company.

Sky Ranch Metropolitan Districts

The Sky Ranch Metropolitan District Nos. 1, 3, 4, 5, 6, 7 and 8 are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing services to the Sky Ranch property (Sky Ranch Districts). The Sky Ranch Districts are governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Sky Ranch Districts must own an interest in property within the boundaries of the district. We own certain rights and real property interests which encompass the current boundaries of the districts and certain of our employees serve on the boards of directors of the Sky Ranch Districts. The current directors of the districts are Mark W. Harding (our President, Chief Executive Officer, and a director), Marc Spezialy (our Vice President, Chief Financial Officer), Scott E. Lehman (our employee), Dirk Lashnits (our employee), and two independent board members. Pursuant to

Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, Spezialy, Lehman, and Lashnits have all elected to forego these payments.

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

We and the Sky Ranch CAB entered into a Facilities Funding and Acquisition Agreement (FFAA) effective November 2017, obligating us to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2024. All amounts owed under the FFAA bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058, for Phase 1 and December 31, 2060, for Phase 2A, shall be deemed forever discharged and satisfied in full. Advances and verified costs expended by us for expenses related to the construction of the agreed upon public improvements are reimbursable to us by the Sky Ranch CAB. No repayment is required of the Sky Ranch CAB for advances made or expenses incurred related to the construction of public improvements unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient funds from property taxes, fees, or the issuance of bonds in an amount sufficient to reimburse us for all or a portion of advances or other public improvement expenses incurred. Unpaid advances accrue interest at the rate of 6% annually.  The Sky Ranch CAB agrees to exercise reasonable efforts to issue bonds to reimburse us subject to certain limitations. In addition, the Sky Ranch CAB agrees to utilize any available moneys not otherwise pledged to payment of debt or used for operation and maintenance expenses to reimburse us. Since 2017, we have advanced the Sky Ranch CAB a total of $67.5 million for funding the construction of the public improvements. The Sky Ranch CAB has remitted the following amounts to us for repayment of public improvements and the related interest:

●	In November 2019, the Sky Ranch CAB issued bonds and repaid $10.5 million;
●	In fiscal 2021, the Sky Ranch CAB repaid $0.4 million from unencumbered funds resulting from a budget surplus;
●	In fiscal 2022, the Sky Ranch CAB repaid $0.1 million from unencumbered funds resulting from a budget surplus;
●	In August 2022, the Sky Ranch CAB issued bonds and repaid $23.6 million;
●	In fiscal 2023, the Sky Ranch CAB repaid $0.9 million from unencumbered funds resulting from a budget surplus; and
●	In fiscal 2024, the Sky Ranch CAB repaid $0.8 million from unencumbered funds resulting from a budget surplus.

Due to continued growth and the continued belief the Sky Ranch CAB can repay amounts we spend on public improvements, Phase 2 reimbursable public improvements, along with the project management revenue, and interest income are being recorded as a note receivable from the Sky Ranch CAB as incurred. Note 5 to the accompanying consolidated financial statements summarizes the changes to the note receivable. The Sky Ranch CAB has an obligation to repay us but the ability of the Sky Ranch CAB to repay us before the contractual termination dates is dependent upon the establishment of a tax base or other fee generating activities sufficient to recover reimbursable costs incurred. Costs incurred will be recognized as land under development costs or notes receivable – related party, depending on whether collectability is deemed to be considered probable. In addition to the note receivable balance, the Sky Ranch CAB refunded $0.5 million for the reimbursement of construction costs from the Southeast Metropolitan Storm Water Authority (SEMSWA).  These costs were distributed to the Sky Ranch CAB upon the acceptance of the stormwater infrastructure by SEMSWA during our fiscal 2022.

The current directors of the Sky Ranch CAB are Mark W. Harding (our President, Chief Executive Officer, and a director), Marc Spezialy (our Vice President, Chief Financial Officer), Scott E. Lehman (our employee), Dirk Lashnits (our employee), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, Spezialy, Lehman, and Lashnits have all elected to forego these payments.

Other Assets

Oil and Gas Leases

In 2011, we entered into an Oil and Gas Lease (Sky Ranch O&G Lease) and Surface Use and Damage Agreement and received an up-front payment and a 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from the mineral estate we own at Sky Ranch. The Sky Ranch O&G Lease is now held by production, and we have been receiving royalties from the oil and gas production from six wells drilled within our mineral interest. During the years ended August 31, 2024 and 2023, we received $0.8 million and $0.3 million in royalties attributable to these wells.

In July 2019, we entered into an Agreement on Locations of Oil and Gas Operations covering approximately 16 acres at Sky Ranch with the operator of the Sky Ranch O&G Lease (OGOA). The Company received an up-front payment of $0.6 million in fiscal 2019 for the OGOA, which was recognized as income on a straight-line basis over three years (the term of the OGOA). In July 2022, the operator had not spud at least one well on the oil and gas operations area.  To extend its rights under the OGOA for one additional year, the oil and gas operator paid us $75,000, which is being recognized into income over the term of the extension. In July 2023, the operator paid us an additional $75,000 to extend its rights under the OGOA for one additional year, which is being recognized into income over the term of the extension. This was the final extension allowed under the OGOA for a total of five years. During fiscal year ending August 31, 2024, seven new wells were drilled on the pad site and placed into operations.

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

We design, construct, operate and maintain our water and wastewater facilities using advanced water treatment and wastewater treatment technologies, which allow us to use our water supplies in an efficient and environmentally sustainable manner. We develop our water and wastewater systems in stages to efficiently meet customer demands in our service areas by managing capital investments required for construction of facilities. We use third-party contractors to construct our facilities as needed. We employ licensed water and wastewater operators to run our water and wastewater systems. As our systems expand, we expect to hire additional personnel to operate our systems, which include water production, treatment, testing, storage, distribution, metering, billing, and operations management.

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

During fiscal 2024 and 2023, combined, we invested over $5.1 million in infrastructure, including wells, pipelines, appurtenances for the WISE, and Sky Ranch water and wastewater systems to provide water and wastewater services to our growing customers at Sky Ranch and elsewhere. We expect to continue to invest in water rights and facilities as our customer demands grow.

We continue developing our Sky Ranch property, including finishing lots for home builders, building additional water and wastewater infrastructure for residential and commercial development at the property, and having homes constructed for our single-family home rental business. During the years ended August 31, 2024 and 2023, for Phase 2 we invested $18.8 million and $9.8 million in our Sky Ranch land which included $7.1 million and $1.9 million of expendable costs related to the delivery of finished lots and $11.7 million and $7.9 million of costs for public improvements which we expect to be repaid by the Sky Ranch CAB. Additionally, we spent approximately $0.4 million and $3.8 million on construction costs related to our single-family rental business. Phase 1 was our first project as a land developer and was done ahead of our original schedule and on budget. Phase 2A, which broke ground in February 2021, incurred a total of $21.2 million of construction costs to deliver the lots (of which we estimate $18.5 million is for public improvements to be repaid by the Sky Ranch CAB).  Phase 2B, which broke ground in March 2023, incurred a total of $16.9 million of construction costs to deliver the lots (of which we estimate $14.0 million is for public improvements to be repaid by the Sky Ranch CAB). During the years ended August 31, 2024 and 2023, we sold 69 and 90 water and wastewater taps at Sky Ranch to homebuilders, which generated $2.6 million and $2.7 million of tap fees. The Company sold an additional 4 and 14 water taps during the years ended August 31, 2024 and 2023, which generated $0.8 million and $0.4 million. As of August 31, 2024, we have sold 777 water and wastewater taps at Sky Ranch in Phases 1, 2A, and 2B. Based on current prices and engineering estimates, we believe Phase 2 of Sky Ranch will produce additional tap fee revenue of $19.8 million in water and wastewater tap fee revenue and cash over the next three years.

Our first three rental homes at Sky Ranch were completed and rented in November 2021. During fiscal 2023, an additional 11 homes were completed and rented as they became available.  We plan to build 84 additional rental homes over the next several years in Phases 2B-D. We anticipate building these homes concurrent with construction of homes in Phase 2. We design and price rental homes closer to the cost of construction.  The 14 homes constructed to date have an average construction cost of approximately $350,000 and have a market value of more than $500,000 each.

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

In recent years we have witnessed several changing consumer patterns, including residents leaving downtown urban areas to buy homes in the suburbs and work remotely. This put our Sky Ranch community in the enviable position of being able to respond to this demand due to its great location, affordable home prices, available inventory, and easy access to work centers and major transportation corridors. We believe our ability to pair our water to our land and our in-house expertise for operating our systems allowed us to provide home builders with an affordable and sustainable master planned community that allowed our builders to quickly satisfy the increased demand from home buyers. We believe our affordable community will continue to grow through cyclical housing markets such as we experienced in fiscal 2024 and continue to experience in fiscal 2025.

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

This tremendous growth, coupled with relatively low new and resale home inventories, along with a shift in lifestyle choices from home ownership to renting, has pushed the single-family rental market into double-digit growth. Although this market has existed for decades, the focus has shifted from individuals owning the units to commercial institutions buying large blocks of houses for rentals. The single-family rental space is now among the fastest growing segments in the U.S. housing market. Demand for rental units has been steadily increasing due to current demographic trends related to Gen-Y and baby boomers; however, migration patterns related to remote work have accelerated that demand. According to the 2021 census, single-family rentals grew by 31% from 2007 to 2016, compared to 14% for multifamily rentals over the same period. As the demand for more single-family rental properties grows, an increasing number of larger investors are expanding their investment strategy to include the product. The single-family rental market is estimated at $3.4 trillion, compared to $3.5 trillion for the multifamily market, and institutional investors make up less than 2% of the market compared to 55% for the multifamily market. As more young families, families with children, and retirees look to rent single family homes with yards and recreational amenities on a long-term basis, more investors are looking to the single-family rental markets to expand their portfolios and grow their capital.

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

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the Lowry Ranch, Wild Pointe, and Sky Ranch, providing water and wastewater service is subject to competition elsewhere. Alternate sources of water are available, principally from other private parties such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Ranch is the City of Aurora. Principal factors affecting competition for water service include the availability of water for the particular purpose, the cost of delivering the water to the desired location (including the cost of required taps), and the reliability of the water supply during drought periods, and the political climate for additional annexations. We estimate that the water assets we own and have the exclusive right to use have a supply capacity of approximately 60,000 SFE units, and we believe that they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use, and our water supply is close to Denver area water users. We believe that our pricing structure is competitive and that our water portfolio is well balanced among surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

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

Employees and Human Capital

As of August 31, 2024, we employed 39 full-time employees, and all are located in the USA. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. Approximately 26 percent are employed in our water and wastewater segment, approximately 44 percent are employed in our land development segment and approximately 30 percent are employed for support and other functions.  We are committed to creating a strong team environment where employees always treat customers and each other with respect, and where each of us practices the basic principles of integrity, flexibility, honesty, trust, and stewardship: principles we believe go hand-in-hand with achieving success.

Compensation and Benefits Program

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. We provide employees with compensation packages that include base salary, incentive bonuses, and long-term equity awards tied to the value of our stock price and other key performance indicators. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and shareholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees benefits such as fully or partially paid health insurance (medical, dental and vision), paid time off, paid sick leave, paid parental leave, paid bereavement time, and a 401(k) plan with a company match.

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

We are dependent on the housing market and development in our targeted service areas for future revenue. The homebuilding industry is cyclical and a deterioration in industry conditions or downward changes in general economic or other business conditions could adversely affect our business, results of operations, cash flows and financial condition. Providing wholesale water service using our Colorado Front Range water supplies is one of our key sources of future revenue. The timing and amount of this revenue will depend in part on housing developments being built near our water assets. The development of the Lowry Ranch, Sky Ranch and other properties is subject to many factors that are outside our control. If wholesale water sales are not forthcoming or development in our targeted service areas is delayed or curtailed, we may need to use our capital resources, incur additional short or long-term debt obligations, or seek to sell additional equity. We may not be successful in obtaining additional capital. Although there have been positive market gains in the Colorado housing market in recent years, inflation and rising interest rates have caused slowdowns in the homebuilding industry. These economic concerns could have a significant negative impact on our business and financial condition and our plans for future development of additional phases of Sky Ranch.

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

In addition, the residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for acquisitions, interest rate levels and inflation, cost and availability of raw materials, among other factors. The residential housing market is impacted by federal and state personal income tax rates and provisions, and government actions, policies, programs and regulations directed at or affecting the housing market, including the Tax Cuts and Jobs Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies. For example, from 2020 to 2022 housing starts as well as home prices in Colorado increased. In 2022 and 2023 due to rising interest rates, the demand for new home starts weakened in the Colorado housing market. Notwithstanding stabilizing house conditions in 2024, the current demand for new homes is subject to continued uncertainty due to many factors, and we could experience declines in the market value and demand for our lots and rental homes, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Our operations could be adversely impacted by increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, which could cause lower margins or lost sales and adversely impact our business, financial position, results of operations and cash flows, and component price volatility and availability, as well as supplier concentration. The market prices for certain materials and components we purchase, primarily steel and PVC piping, have been volatile. In addition, some supplies are subject to long lead times. Disruptions to the commercial transportation network, including limited container and trucking capacity and port congestion, have increased supplier delivery times for materials to our facilities. Our margins and overall financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which may be subject to inflationary pressures. Since the onset of COVID-19, we have seen operating costs trending upward, labor shortages, logistics disruptions, commodity cost increases and shortages, and overall increased demand in the land development and water business industries. In addition, some of our customers have experienced raw material shortages. Any such shortages can in turn impact and delay our ability to service our customers. While we seek to mitigate any cost increases, labor impacts and supply chain delays and shortages, these efforts may not be successful, and we may experience adverse impacts due to such factors. We cannot predict the extent of these current trends or other future increases in operating costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing such cost increases through to our existing and prospective customers, or our customers may seek other competitive sources due to supply chain delays, which could have a material adverse impact on our margins, business, financial position, results of operations and cash flows.

Our water business is subject to seasonal fluctuations and weather conditions that could affect demand for our water service and our revenue and that could become more extreme with climate change. We depend on an adequate water supply to meet the present and future demands of our customers and their end-use customers and to continue our expansion efforts. Conditions beyond our control may interfere with our water supply sources. Drought and overuse may limit the availability of water, and such droughts may become more frequent and prolonged with climate change. These factors might adversely affect our ability to supply water in sufficient quantities to our customers, and our revenue and earnings may be adversely affected. Additionally, cool, and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, adversely affecting our revenue and earnings. Furthermore, freezing weather may contribute to water transmission interruptions caused by pipe breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations. Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenue.

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

1.	Risks Related to Our Business and Operations

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

Our continuing development of Sky Ranch requires significant cash expenditures. We have advanced the Sky Ranch CAB $67.5 million for construction of public improvements in Phases 1 and 2 at Sky Ranch and expect to advance approximately another $30.0 million for the completion of the Phase 2 public improvements. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient funds from either tax revenue, fees or by issuing bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have funded and expect to continue to fund such expenditures with cash on hand and cash flows from operations. As of August 31, 2024, we had $22 million of cash on hand. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to continue to develop Sky Ranch, we may be forced to seek to obtain additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost, and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

We may not be able to manage the increasing demands of our expanded operations. We have historically depended on a limited number of employees to administer our operations, interface with governmental entities, market our services, and plan and implement the construction and development of our assets. The execution of contracts for lot sales and the continued development of Sky Ranch, including our single-family home rental business, and the expansion and maintenance of our water and wastewater systems, have increased the size and complexity of our business. The success of our current business and future business development and our ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. We may not be able to maximize the value of our assets if we are unable to attract and retain qualified personnel and to manage the demands of our growing workforce. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk for, among other things, regulatory penalties (including fines and suspension of operations), operational errors at the facilities, improper billing, and collection processes, claims for personal injury and property damage, and loss of contracts and revenue. We may be unsuccessful in managing our operations and growth.

The rates that the Rangeview District is allowed to charge customers on the Lowry Ranch for water services are limited by the Lease with the Land Board and our contract with the Rangeview District and may not be sufficient to cover our costs of construction and operation. The prices charged by the Rangeview District for water service on the Lowry Ranch are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually, the Rangeview District surveys the tap fees and rates of the three nearby providers, and the Rangeview District may adjust tap fees and rates and charges for water service on the Lowry Ranch based on the average of those charged by this group. We receive 100% of tap fees and 98% of water usage fees charged by the Rangeview District to its customers after the deduction of royalties owed to the Land Board. Our costs associated with the construction of water systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly higher rate than that of the fees we receive from the Rangeview District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions may result in additional labor and material costs that may not be recoverable under the current rate structure. Both increased customer demand and increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenue, we would be providing water service to the Rangeview District for use at the Lowry Ranch at a loss. The Rangeview District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought.

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

Further sales to this customer base as well as renewals of our oil and gas leases in the future may be impacted by ballot initiatives, new federal and state legislation, regulations by multiple federal and state agencies such as the U.S. Environmental Protection Agency, the Colorado Energy and Carbon Management Commission (CECMC, formerly the Colorado Oil and Gas Conservation Commission

(COGCC)), the Colorado Department of Public Health and Environment (DPHE), and the Colorado Air Quality Control Commission (AQCC), local zoning rules, court interpretations of laws and regulations at all levels of government, fracking technologies, the success of the wells, and the price of oil and gas, among other things. We could see increased opposition and tougher oversight of oil and gas operations, which could reduce the demand for water for fracking and reduce our associated water sales as a result of the enactment and implementation of multiple state bills over the last several years targeting the siting of, emissions from, and chemicals used in oil and gas production, such as Senate Bill SB 19-181 (increased local and state government oversight of oil and gas siting and environmental impacts), SB 22-198 (fees on oil and gas wells for an orphaned well fund), HB 22-1361 (audits of and reporting on oil and gas taxes and emissions), HB 22-1244 (toxic air emissions reporting, permitting, and controls from certain sources, which may be more stringent than the federal Clean Air Act), HB 22-1348 (disclosure of chemicals used in oil and gas operations and ban on use of added perfluoroalkyl or polyfluoroalkyl chemicals), HB 22-1345 (ban on PFAS in oil and gas products), and SB 24-230 (establishing new fees on oil and gas production). The oil and gas industry, and associated demand for water for fracking, may also be impacted by the adoption of new or revised state regulations in recent years, such as: (i) Colorado Energy and Carbon Management Commission fees and financial assurance requirements for oil and gas facilities (adopted in 2022) and a new rule (adopted in October 2024) requiring that oil and gas operators seeking drilling permits must analyze the cumulative impacts of their proposals and conduct enhanced community outreach in disproportionately impacted communities ; (ii) AQCC GHG intensity standards that will become more restrictive over time and apply to upstream oil and gas operations, including well sites and production facilities  and related “verification” and monitoring requirements (Regulation 7); (iii) AQCC reporting and emission reduction requirements for GHGs, ozone precursors, and hydrocarbons from oil and gas operations and industrial wastewater treatment, as well as regional haze limit (Regulations 7, 22, and 23); (iv) a list of toxic air contaminants identified by the DPHE in 2022 as a first step in implementing HB 22-1244; and (v) additional maintenance, monitoring, and emissions regulations on the upstream and midstream oil and gas industry facilities in AQCC Regulation Numbers 7 and 22 . Recent federal laws and regulatory initiatives may also impact the oil and gas industry and thus associated water demand and sales. For example, the federal Inflation Reduction Act of 2022 imposes a fee on methane emissions from certain oil and gas facilities, and it increases certain corporate taxes that could impact the oil and gas industry. The Inflation Reduction Act also increases the amount of federal property available for oil and gas leasing, which could impact the desirability of developing oil and gas on private property. In addition, the EPA issued a final rule that includes, among other things, revised “New Source Performance Standards” regulating greenhouse gas (GHG), methane, and volatile organic compounds (VOCs) emissions for the Crude Oil and Natural Gas source category pursuant to the Clean Air Act, as well as emissions guidelines for states to follow in developing state plan to establish performance standards to limit GHG emissions from existing sources in the Crude Oil and Natural Gas source category. That final rule was announced by the EPA on December 2, 2023 and published in the Federal Register on March 8, 2024, and a new interim final rule to make technical corrections was issued on June 11, 2024. Other future potential laws, regulations, or ballot initiatives may also impact oil and gas development and, therefore, our water sales.

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

In many areas of Colorado, water supplies are limited, and in some cases, current usage rates exceed sustainable levels for certain water resources. We do not currently anticipate any short-term concerns with physical, legal, or continuous availability issues in our service areas. Insufficient availability of water or wastewater treatment capacity could materially and adversely affect our ability to provide for expected customer growth necessary to increase revenue. We continuously look for new sources of water to augment our reserves in our service areas, but our ability to obtain such rights may depend on factors beyond our control. We may not be able to obtain sufficient water or water supplies to increase customer growth necessary to increase or even maintain our revenues. Also, increased costs to develop water from aquifers could have a significant negative impact on our business, results of operations, cash flows and financial condition.

To utilize our water resources as intended, we may need to apply for a change of use with the water court from time to time. This may take several years to complete, and there is no assurance that we will be able to obtain a favorable ruling, which may adversely impact our business and financial condition.  Water resources that have been historically used for purposes other than municipal and industrial uses or that have been used in other locations, such as or Lost Creek Water, require a favorable change of use ruling by the water court in order for us to use the water as planned. A change of use ruling by the water court could take several years and be a costly and contentious effort since it is anticipated that many parties will oppose the change of use and the transfer of the water. There are several conditions which must be satisfied prior to our receiving a change of use decree. One condition that we must satisfy is a showing of anti-speculation in which we, as the applicant, must demonstrate that we have contractual obligations to provide water service to customers prior to the water court ruling on the transfer of a water right. The water court is also expected to limit the transfer to the “consumptive use” portion of the water right and to address changing the historic use of the water from agricultural uses to other uses such as municipal and industrial use. We expect to face opposition to any consumptive use calculations of the historic agricultural uses of this water. The water court may impose conditions on our transfer of the water rights such as requiring us to mitigate the loss of the farming tax base, imposing re-vegetation requirements to convert soils from irrigated to non-irrigated, imposing water quality measures, and imposing limitations on the timing and location of transfers to mitigate other users who may be affected by such transfers. Any such conditions, including a change of use ruling that precludes us from using the water resource as intended, would likely increase the cost of transferring the water rights or require us to develop alternative plans or water resources, which could result in substantial delays or expense which my adversely impact our business and financial condition.

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

We have limited experience with the development of real property. While we have extensive experience designing and constructing water and wastewater facilities and maintaining and operating these facilities, despite having completed Phase 1 and a substantial amount of Phase 2A and 2B at Sky Ranch, we have less experience developing real property. We may underestimate the capital expenditures required to complete the development of Sky Ranch, including the costs of certain infrastructure improvements and construction costs related to our single-family home rental business. We have limited experience managing property development and construction activities, including the permitting and other approvals required, which may result in delays in completing Sky Ranch. Furthermore, construction and funding of a new interchange on I-70 may delay the issuance of permits beyond Phase 2.

The funds we are advancing to the Sky Ranch CAB for construction of public improvements might not be repaid, which would negatively impact our income, gross margin on selling lots, and cash flows. Since the start of development at Sky Ranch, we have advanced the Sky Ranch CAB $67.5 million for construction of public improvements and expect to fund an additional estimated $30 million to complete the buildout of public improvements in Phase 2. At August 31, 2024, of the amounts advanced to the Sky Ranch CAB, $41.0 million has not been repaid, including interest and project management fees. We expect these amounts will be repaid by the

Sky Ranch CAB. No payment is required by the Sky Ranch CAB with respect to construction of public improvements unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have generated sufficient funds from property taxes, fee, or the issuance of municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. The ability and obligation of the Sky Ranch CAB to reimburse us is dependent on sufficient home sales and commercial development occurring at Sky Ranch to create a tax base that would enable the Sky Ranch CAB to issue bonds to pay for the improvements. If development at Sky Ranch is delayed or curtailed for any reason, including regulatory restrictions, a downturn in the economy or default by one or more of the builders at Sky Ranch, the Sky Ranch CAB may not have sufficient revenues to issue bonds.

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

We may purchase additional land parcels for development or other purposes, thereby exposing us to certain financial risks. We may purchase additional land parcels for development, construction, or other purposes. As noted above, land development and construction require significant cash expenditures before positive cash flows can be generated from the sale of lots, rental of homes, and water and wastewater tap fees. If there is considerable lag time between when we acquire the land and when we begin selling finished lots or renting homes, we may generate significant operating losses. In addition, if sales of homes on the finished lots are delayed, renters cannot be found in a timely manner, our revenue from water and wastewater resource development services will be delayed. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to develop any acquired land, construct housing and build water and wastewater systems, we may be forced to seek to obtain additional debt or equity capital. There can be no assurance that financing will be available on acceptable terms or at all.

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

Our single-family home development activities expose us to additional operational and real estate risks, which may adversely affect our financial condition and operating results. In 2021 we launched a new division that involves the construction of single-family homes to be used for rental purposes. We had no previous track record of building or maintaining homes for rent. Rental home construction can involve substantial up-front costs before a home is available for rent and generates income. In addition to the up-front costs, building rental homes involves potentially significant new risks to our business, such as delays or cost increases due to changes in or failure to meet regulatory requirements, including permitting and zoning regulations, failure of lease rentals on newly-constructed properties to achieve anticipated investment returns, inclement weather, adverse site selection, unforeseen site conditions, construction materials and labor and other risks described below. We may be unable to achieve our objective of building new rental homes that generate acceptable returns and, as a result, our growth and results of operations may be adversely impacted.

We will depend on our tenants for all of our rental home revenue. Poor tenant selection and defaults and nonrenewal by our tenants may adversely affect our reputation, and financial performance. We are dependent on rental income from tenants for all of our rental home revenue. As a result, the success of this division depends in large part upon our ability to attract and retain qualified tenants for our properties. Our reputation and financial performance would be adversely affected if a significant number of our tenants fail to meet their lease obligations or fail to renew their leases. For example, tenants may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with local regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in the economic conditions in our market could result in substantial tenant defaults.

Our planned lease terms could require us to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis or at all. We anticipate substantially all of our leases having a duration of one year. As these leases will permit tenants to leave at the end of the lease term without penalty, we anticipate our rental revenue may be affected by declines in market rents more quickly than if our leases were for longer terms. Annual leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. Moreover, there are no assurances that our leases will be renewed on equal or better terms or at all. If our tenants do not renew their leases or the rental rates for our properties decrease, our operating results could be adversely affected.

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

2. Risks Related to Legal, Regulatory, and Environmental, Health and Safety Matters

Government regulations and legal challenges may delay the closing of the sale of our residential lots, increase our expenses or limit other activities, which could have a negative impact on our results of operations. The approval of numerous governmental authorities must be obtained in connection with both our water and wastewater projects and our land development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs. Various local, state and federal statutes, ordinances, rules and regulations concerning health and safety, site and building design, environmental, zoning, and similar matters apply to and/or affect the construction and operation of our water and wastewater systems and our land development activities. For example, as detailed further below, the CECMC adopted regulations that took effect in 2021 which implement SB 19-181 by imposing minimum distances between new oil and gas drilling operations and residences, schools, and childcare centers. SB 19-181 also empowers local governments to enact regulations that are stricter than state requirements pertaining to the surface impacts of oil and gas operations. Thus, local zoning or other regulations may seek to create stricter setbacks from oil and gas drilling operations or impose other restrictions on the use of land. For example, Arapahoe County adopted oil and gas regulations in November 2021 and amended those regulations in 2023 to include, among other things, a one-mile setback from existing and planned reservoirs, subject to certain exceptions that may allow a 2,000-foot setback. That 2,000-foot minimum setback was once again amended in November 2023, requiring the setback from an occupied structure to be at 3,000 feet, allowing for a setback of not less than 1,000 feet through variance procedures, and increasing the setback to 3,000 feet for well pad sites that are hydrologically separated from existing and planned reservoirs, permitting a setback of 2,000 feet if approved through a Use by Special Review process Similarly, in 2021, Adams County adopted a rule requiring oil and gas facilities to be set back 2,000 feet from residences, schools, and certain waterbodies. As these state and local setback regulations are implemented, and to the extent that additional regulations are enacted, the value of the land that we already own or the availability of land that we are looking to acquire may decline, either of which may adversely impact the financial position, results of operations and cash flows of our business. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state, and local policies, rules and regulations and their interpretations and application. Furthermore, we are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the property developer and/or home builder construct certain improvements to public places such as parks and streets or fund schools. New building code energy laws and regulations may also adversely impact our costs of construction. For example, HB 22-1362 requires the Colorado Energy Office to identify by 2025, and local governments to adopt by 2026, more energy efficient and low carbon building codes. Further, HB 23-1161 establishes water and energy efficiency standards for a range of appliances, which could impact appliance costs and, relatedly, costs for finishing new buildings. HB 23-1233 requires the adoption of regulations to wire multifamily buildings to be solar-ready and electric vehicle-ready, which could negatively impact our costs.

Municipalities or state water agencies may restrict or place moratoriums on the availability of utilities, such as water and sewer taps, which could have an adverse effect on our business by causing delays or increasing our costs.

We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. Changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our business. For example, on October 18, 2021, the Biden Administration announced a multi-agency, three-year strategy to begin addressing per-and polyfluoroalkyl substances (PFAS), known as “forever chemicals.” As a part of ongoing efforts to implement that initiative, the EPA: (i) finalized a rule in December 2021 pertaining to monitoring of PFAS in drinking water; (ii) issued a final rule in April 2024 to establish regulatory levels for PFOA, PFOS, PFNA, PFHxS, PFBS, and GenX chemicals in drinking water; (iii) issued a final rule in May 2024 to designate two of the most widely used PFAS – PFOA and PFOS – as hazardous substances under CERCLA, or Superfund; (iv) announced a proposed rule in February 2024 to add nine specific PFAS substances, their salts, and their structural isomers to its list of hazardous constituents under RCRA; (v) issued numerous notices concerning the addition of certain PFAS substances to the Toxics Release Inventory; and (vi) expects to develop additional rules restricting PFAS discharges from industrial sources. These new regulatory initiatives addressing PFAS in drinking water could impact the water side of our business.

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

Changes in other environmental laws may also affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. With respect to wetlands, the U.S. Supreme Court’s 2023 decision in Sackett v. Environmental Protection Agency narrowed federal jurisdiction over wetlands under the Clean Water Act and related permitting requirements, which could simplify our permitting requirements for building near some wetlands. Since the Sackett decision, various challenges have continued in federal courts in an effort to further clarify the scope of federal jurisdiction. Indeed, Colorado passed HB 24-1379, requiring the Water Quality Control Commission to establish requirements, prohibitions, and standards for the regulation of discharged dredge and fill materials into state waters, including wetlands, and administering a state dredge and fill discharge authorization program, expected to be established by 2026. It is expected that further clarifications and changes may arise through implementing federal regulations, additional litigation over application of the Court’s decision, and/or state laws and regulations.

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

Laws and regulations related to climate change, greenhouse gases, and energy may adversely affect us by directly and indirectly increasing the cost of or restricting our planned future growth activities. A variety of state legislation, regulations, and policies have been enacted in recent years relating to energy, climate change, greenhouse gas emissions reporting and controls, land use, and energy efficient building codes,  in addition to the numerous above-discussed state and federal laws and regulations adopted in the past year regulating the siting of, emissions from, and chemicals used in oil and gas production. For example and as mentioned above, HB 22-1362 requires energy efficient and low carbon building codes to be adopted by the state and local governments by 2025 and 2026, respectively. Additionally, HB 23-1233 will require multifamily buildings to be solar-ready and electric vehicle-ready. Our future housing development costs and the cost of operating and maintaining our multifamily housing developments could be negatively impacted by HB 22-1362, and HB 23-1233, in conjunction with HB 23-1161 (appliance efficiency standards) and earlier enacted efficiency standards for appliances, plumbing fixtures, and buildings (e.g., HB 19-1231, HB 19-1260).

Colorado has also enacted ambitions GHG reduction targets, initially with HB 19-1261 and recently made yet more stringent with SB 23-016, which aims to reduce the state’s overall greenhouse gas emissions 100% below 2005 levels by 2050 and includes a series of interim targets. These legislated targets could lead to additional regulation impacting the housing development, water, and oil and gas industries in the future, which could increase our costs. There are also ongoing efforts to implement these greenhouse gas targets, other bills (e.g., HB 19-096, requiring GHG emissions reporting by certain entities pursuant to AQCC regulations; SB 23-1210, requiring the Colorado Energy Office to create a “carbon management roadmap”), and the Colorado Governor’s Colorado Greenhouse Gas Pollution Reduction Roadmap (first released in 2021, and updated in 2024) identifying strategies to reduce greenhouse gas emissions from a variety of sources, including buildings, transportation, and oil and gas mining and production. For example, pursuant to 19-096 the AQCC adopted and updated its Air Regulation Number 22 and Regulation Number 7 requiring monitoring, reporting, and reduction of GHGs and ozone precursors from certain categories of emitters, such as industrial wastewater treatment facilities and oil and gas operators.

In addition, at the federal level, the SEC’s climate-related financial risks disclosures and greenhouse gas reporting rule, finalized in 2024, could impose additional compliance costs on our business, as well as for the oil and gas producers with whom we do business. As climate change concerns continue to grow, enactment of additional climate and energy legislation and regulations at the state, local, and federal levels may continue, and compliance with legislation and regulations of this nature is expected to become more costly.

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

The enactment and implementation of SB 19-181 increasing state and local regulatory oversight of oil and gas development could have an adverse effect on our water sales to the oil and gas industry for hydraulic fracturing (fracking) and demand for new homes at Sky Ranch. Enacted in 2019, SB 19-181 authorizes local governments to approve the siting of oil and gas locations and regulate the surface impacts of oil and natural gas development through local requirements that may be more stringent than state requirements. SB 19-181 also changed the mission of the Colorado Energy and Carbon Management Commission (or, at the time, the Colorado Oil and Gas Conservation Commission) from fostering responsible and balanced development of natural resources and oil and gas, to regulating the development and production of natural resources and oil and gas in order to “protect” and “minimize” “adverse impacts to public health, safety, and welfare, including protection of the environment and wildlife resources. SB 19-181 also requires what is now the Colorado Energy and Carbon Management Commission and the AQCC to undertake rulemakings on environmental protection, facility siting, increased inspections and public disclosures, elimination of hard caps on application fees, increasing required financial assurances, and minimizing emissions of hydrocarbons and other compounds. The CECMC and the AQCC have promulgated several rules pursuant to SB 19-181 over the past several years, as summarized below.

Regulations implemented by the Colorado Energy and Carbon Management Commission pursuant to SB 19-181 could adversely impact our land development activities by limiting the number of lots available for land development in Colorado and could adversely impact our water sales for fracking by limiting the land available for oil and gas production. As a part of implementing SB 19-181, the CECMC approved a rule (Setback Rule) imposing setbacks and siting requirements for well locations. The Setback Rule, which took effect in 2021, prohibits, without exception, working well pad surfaces from being located within 2,000 feet of a school facility or childcare center, or within 500 feet from one or more residential buildings that are not subject to a surface use agreement or waiver. The Setback Rule also generally prohibits any well pad surface from being located greater than 500 feet and less than 2,000 feet from a residential or high occupancy building, but allows such locations to obtain an exemption by satisfying certain requirements (such as consent from owners and tenants) or by obtaining a CECMC finding, after a hearing,  that the conditions of approval will provide “substantially equivalent protections” to a 2,000 foot setback for public health, safety, welfare, the environment, wildlife resources, and disproportionately impacted communities.

Depending on how the Setback Rule is applied and interpreted, it could have the effect of limiting property development within 2,000 feet of a well pad surface. As noted above, to develop oil and gas near residential or high occupancy buildings, the applicant will need an exception from the CECMC by obtaining explicit, informed consent from both the landowner and their tenants (as applicable) to the proposed oil and gas location, or by demonstrating that conditions on approval will provide “substantially equivalent protections” to a 2,000-foot setback. Applicants who are unable to obtain such an exception may be forced to choose between using their property for oil and gas development or for residential and commercial development. So, under a restrictive interpretation of the Setback Rule and its exceptions, we might have to limit drilling on our mineral rights at Sky Ranch to proceed with the occupancy densities we have planned, which would adversely affect our industrial water sales to the oil and gas industry. The Setback Rule could also reduce the supply of other land acquisition opportunities for development. Alternatively, the Setback Rule could make such residential properties more attractive to people who prefer to live farther from oil and gas developments. Additionally, any rules that would require the Land Board to elect between oil and gas or residential and commercial land development with respect to the Lowry Ranch would likely have an adverse effect on our financial condition, because we have the exclusive right to provide water service to customers on the Lowry Ranch, including both lessees of the oil and gas rights on the Lowry Ranch and future occupants of the Lowry Ranch if the Land Board sells the land for development.

Our business could be further impacted by more restrictive local regulations, such as Adams County’s rule requiring oil and gas facilities to be set back 2,000 feet from residences, schools, and certain waterbodies, and Arapahoe County’s rule generally requiring a one-mile setback from existing and planned reservoirs, as well as Arapahoe County’s recently adopted rule that increases setbacks from occupied structures (generally 3,000 feet), platted lots, outside activity areas, and water bodies. These local ordinances, as well as similar ordinances that other local jurisdictions may implement in the future, may adversely impact the buildable area and costs of our development and our clients’ development.

In addition to the CECMC Setback Rule, state agencies have recently adopted other regulations on oil and gas development as a part of implementing SB 19-181 and other recently enacted legislation such as HB 22-1244, HB 19-096, and HB 19-1261. For example, the CECMC in recent years has adopted rules for testing and ensuring the integrity of oil and gas flow lines and well bores and has imposed new fees and financial assurance requirements for oil and gas facilities. The CECCM also adopted a rule in 2024 requiring that oil and gas operators seeking drilling permits must analyze the cumulative impacts of their proposals and conduct enhanced community outreach in disproportionately impacted communities. In addition, the AQCC has, in recent years, approved rules calling for more frequent inspections of oil and gas equipment, imposing new GHG intensity standards for oil and gas operators, and requiring reporting and reduction of GHG emissions, ozone precursors, and hydrocarbons by oil and gas operations as well as industrial wastewater treatment facilities, where applicable. Similarly, the AQCC adopted increasingly restrictive GHG intensity standards for upstream oil and gas operations and related “verification” and monitoring requirements. The AQCC also published an initial list of toxic air contaminants as a first step toward regulation under HB 22-1244.

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

Future Ballot Initiatives at the State or Local Level Could Restrict Oil and Gas and Land Development. In the past decade, interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have put forward ballot initiatives that, if approved, would have significantly curtailed oil and natural gas development in the state. For example, in 2018, Proposition 112 would have imposed a 2,500-foot setback from any building or waterway in Colorado. Although Colorado voters rejected that measure, the influential power of even failed ballot initiatives is demonstrated by the fact that the Colorado Legislature and Governor passed SB 19-181 the following year and, pursuant to that law, the Colorado Energy and Carbon Management Commission promulgated the similar, though less restrictive, Setback Rule. In August 2023, environmental groups submitted language for the 2024 ballot that would ban new hydraulic fracturing permits after 2030. While that initiative did not make it to the 2024 ballot, similar positions have been set forth by democratic lawmakers of the state, and if such initiatives do make it to the ballot in future years and are passed, it would have material impacts to our oil and gas clients.

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

Conflicts of interest may arise relating to the operation of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. Our Chief Executive Officer and three of our employees, one of who is our Chief Financial Officer, constitute the majority of the directors of each of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. These officers and employees, along with Pure Cycle and one unrelated individual, own certain property interests in the 40 acres that constitute the Rangeview District and the acreage that constitutes the Sky Ranch Districts. We have made loans to the Rangeview District to fund its operations. As of August 31, 2024, total principal and interest owed to us by the Rangeview District was $1.2 million. Pursuant to our water and wastewater service agreements with the Rangeview District, of the net amounts retained by the Rangeview District, the Rangeview District retains two percent of the revenue from the sale of water to its end-use customers and 10% of the revenue from the provision of wastewater services to its end-use customers. Proceeds from the fee collections will initially be used to repay the Rangeview District’s obligations to us, but after these loans are repaid, the Rangeview District is not required to use the funds to benefit Pure Cycle.

Similarly, we have made loans to and incurred expenses reimbursable by the Sky Ranch Districts and the Sky Ranch CAB. As of August 31, 2024, the Sky Ranch CAB owes us $41.0 million related to construction of public improvements on the Sky Ranch property, including project management fees and interest on these amounts. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient cash flows from either property taxes, fees or from the issuance of bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have received benefits from our activities undertaken in conjunction with the Rangeview and Sky Ranch Districts and the Sky Ranch CAB, but conflicts may arise between our interests and those of the Rangeview and Sky Ranch Districts and the Sky Ranch CAB and our officers and employees who are acting in dual capacities in negotiating contracts to which we and a district and/or the Sky Ranch CAB are parties. We expect that the Rangeview and Sky Ranch Districts will expand when more properties are developed and become part of the respective districts, and our officers and employees acting as directors of these districts will have fiduciary obligations to those other constituents. Conflicts may not be resolved in our best interest. In addition, other landowners coming into a district will be eligible to vote and to serve as directors of these districts. Our officers and employees may not remain as directors of these districts, and the actions of subsequently elected boards could have an adverse impact on our operations.

Growth limitations or moratoriums imposed by governmental authorities could adversely affect our land development activities or the land development activities of our customers, which could adversely impact both the land development and water and wastewater segments of our business. In 2023, the State of Colorado enacted HB 23-1255, which generally prohibits local governments from enacting or enforcing local housing growth-restrictions laws that would limit housing supply, development applications, or building permits. However, under certain circumstances, local governments may implement a temporary moratorium of up to 2 years. While this law alleviates concerns that a local government in our planned development areas might permanently restrict new growth, a temporary moratorium could still have the effect of delaying, limiting or halting development within Sky Ranch or other areas where we may provide water and wastewater services or develop land. Because all of the property in Sky Ranch has been platted, we do not expect future growth moratoriums to restrict Sky Ranch as currently planned; however, if temporary growth moratoriums or restrictions are imposed in the areas in which we provide services or develop land, it could negatively impact our ability to develop our land as planned or our customers’ ability to grow their communities as anticipated, which would also reduce the number of water and wastewater service customers we expect, which would have a negative impact on our business and financial condition.

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

3.	General Risks

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

Failure to maintain effective internal controls over financial reporting could result in material misstatements in our financial statements and affect our ability to meet our reporting requirements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A, during fiscal 2021, we concluded that a material weakness existed in our internal controls resulting from ineffective procedures related to the preparation and review of spreadsheets, which compromised the integrity of the spreadsheets used to support and record transactions related to tracking the public improvement reimbursable amounts and related interest income. To address this material weakness, management devoted significant effort and resources to the remediation and continues its efforts to improve its internal control over financial reporting by implementing additional steps in the review process of various complex schedules that support accounting entries on a monthly and quarterly basis or moving these manual tracking and reconciliation processes to a more automated software system.

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

Conflicts, terrorist attacks, public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 coronavirus and general instability could adversely affect our business. We are vulnerable to the effects of conflicts, terrorist attacks and public health crises. As was the case with COVID-19, such effects have precipitated economic instability and turmoil in financial markets. The uncertainty and economic disruption resulting from hostilities, acts of terrorism or public health crises may impact our operations or those of our suppliers or customers. Accordingly, any conflict, terrorist attack or public health crisis that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations and financial condition.

Item 1B – Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have established processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to safeguard our information assets and operations from internal and external cyber threats, including protecting employee information from unauthorized access to or attacks on our networks and systems. These processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine reviews of our policies and procedures to identify risks and enhance our practices. We also employ processes to identify material risks from cybersecurity threats associated with our use of third-party service providers.

We have engaged external parties, including risk management consultants and computer security firms, to enhance our cybersecurity oversight. In an effort to deter and detect cyber threats, we periodically provide training programs to our employees on issues related to privacy and data protection, cybersecurity risks, and the importance of reporting all incidents immediately. Topics include identifying phishing, password protection, securing confidential data, and mobile security. In addition, we use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We also perform annual vulnerability assessments, conducted by independent, third-party cybersecurity firms.

Additionally, as part of our overall risk mitigation strategy, the Company obtains certain insurance policies. However, such insurance may not be sufficient in type or amount to cover us fully against claims related to security breaches, cyber-attacks and other related breaches.

The Audit Committee of our Board of Directors provides direct cybersecurity risk oversight. Our management provides timely disclosure and related updates to the Audit Committee regarding potential cybersecurity threats, incidents and general risks.

Our management periodically evaluates information provided by its consultants on evolving cybersecurity risks and, based on its assessment of the processes the Company has put in place, does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition. Further, we have not had any cybersecurity incidents in 2024, and thru the date of filing of this Form 10-K.

Item 2 – Properties

Water Related Assets

In addition to the water rights and adjudicated reservoir sites that are described in Item 1 – Our Water and Land Assets, we own or have exclusive rights to use, through the Rangeview District a 1.0 million-gallon and two 500,000-gallon treated water storage tanks, three storage reservoirs that can store 1.7 million barrels of water (71.4 million gallons), seven deep water wells, three alluvial wells, three pump stations, 46 miles of water transmission and distribution lines, and more than 11 miles of wastewater collection pipelines, water treatment and wastewater treatment facilities in Arapahoe County and Elbert County, Colorado. In conjunction with Wild Pointe, and the Elbert 86 District, we have exclusive rights to use, operate and maintain two water tanks with a combined capacity of 438,000 gallons, two deep water wells, a pump station, and over 11 miles of transmission lines serving customers at Wild Pointe in Elbert County. These assets are used to provide service to our customers.

Additionally, we have five deep water wells located in Weld County referred to as our Lost Creek Water. Subject to water court approval, our plans are to consolidate our Lost Creek Water with our Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off Lowry Ranch.

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

Holders

On November 11, 2024, there were 843 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

On November 2, 2022, our Board of Directors approved a stock repurchase program. The program is open-ended and authorizes repurchases of up to an aggregate of 200,000 shares of common stock in the open market.  As of August 31, 2024, 59,926 shares had been repurchased under the repurchase program. The following table presents the number and average price of shares purchased in each month of fiscal 2024 and during the first quarter of fiscal 2025 as of November 11, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 2023	15,000	$10.06	15,000	185,000
October 2023	5,000	9.49	5,000	180,000
January 2024	2,140	9.95	2,140	177,860
February 2024	7,860	9.93	7,860	170,000
March 2024	7,500	9.59	7,500	162,500
April 2024	2,500	9.40	2,500	160,000
May 2024	5,000	9.40	5,000	155,000
June 2024	11,880	9.16	11,880	143,120
August 2024	3,046	9.69	3,046	140,074
October 2024	10,000	10.73	10,000	130,074
Total	69,926	$9.74	69,926	130,074

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

Executive Summary

We saw an increase in the demand for new homes which increased our land development segment revenue during fiscal 2024. We also saw an increase in our water/wastewater sales, primarily from an increase in selling water to oil and gas operators.  Our single-family rental business experienced an increase in revenue as well, due to increasing the number of rental homes in fiscal 2024. Due to the demand of affordable housing in our market, we accelerated our land development activity in fiscal 2024 in our Sky Ranch Master Planned Community. Phase 1 is complete, Phase 2A is approximately 99% complete, Phase 2B is approximately 92% complete and Phase 2C is approximately 27% complete. We continue to work on projects to expand our water assets by completing two new wells on the Lowry Ranch during fiscal 2024. Our notable financial highlights from fiscal 2024 include the following:

●	Total revenue was $28.7 million, up from $14.6 million in 2023 (a 96% increase), primarily driven by an increase in lot sales at Sky Ranch and an increase in water sales to oil and gas operators for use in their drilling operations;

◾	Revenue from commercial water sales, which includes selling water to oil and gas operators, was $6.1 million in 2024 compared to $3.1 million in 2023;

◾	Recorded lot sales for 2024 were $16.0 million, compared to $6.8 million in 2023, which is due to the development work in Phases 2B and 2C;

●	Pre-tax income was $15.6 million in 2024, which is up from $6.2 million in 2023 (a 152% increase);

●	In 2024 we posted $0.48 of earnings per fully diluted common share, which is up from $0.19 in 2023 (a 153% increase);

●	Total assets continue to increase to $147.4 million at August 31, 2024 from $133.2 million at August 31, 2023; and

●	Total equity increased to $129.7 million at August 31, 2024 from $118.2 million at August 31, 2023.

Recent Developments

The housing market stabilized in fiscal 2024 as the Federal Reserve shifted from an aggressive monetary policy in 2023 to a balance policy in 2024 with interest rates remaining relatively consistent throughout 2024. However, with the rising interest rates in 2022 and 2023, the 30-year fixed mortgage rates are still at their highest level in over 15 years. Homebuilders' strategic use of interest rate buydowns as incentives has played a crucial role in driving sales during higher levels of interest rates. These incentives, coupled with the anticipation of lower interest rates in 2025 due to inflation rates moving toward the Federal Reserve’s targeted rate, have fostered a more optimistic outlook among homebuilders.

We believe several long-term land development and housing market fundamental factors remain positive, including favorable demographics, a lot and housing supply-demand imbalance resulting from a decade-plus underproduction of new homes in relation to population growth, and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these factors, the current demand for new homes is subject to continued uncertainty due to many factors. The combination of higher mortgage interest rates since early 2022, several years of rising housing prices, elevated inflation, and various other macroeconomic and geopolitical concerns, has been moderating housing demand. Although interest and inflation rates have been stabilizing, we expect this moderate demand to continue into 2025. Given current conditions, we plan to continue to monitor market dynamics and surrounding community performance and adjust the timing of additional construction expenditures at Sky Ranch as necessary. We believe our reasonably priced (entry level) lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate the changing market better than other surrounding and significantly higher priced communities.

Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economics, homebuilding industry, capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly regarding housing and mortgage loan financing policies). The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 and 2023 to moderate persistent U.S. inflation, and the uncertainty in future Federal Reserve monetary policy, are expected to be an ongoing headwind for the housing market in 2025 and beyond, as they have elevated mortgage loan interest rates and created macroeconomic uncertainty and volatility across financial markets. Prolonged supply chain disruptions and other production-related challenges could extend or delay our construction cycle times and intensify construction-related cost pressures beyond our experience in fiscal 2024. In addition, consumer demand for our homes, and our ability to grow our scale, revenue and returns in fiscal 2025 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. or in the Colorado markets. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in fiscal 2024, should not be considered indicative of our future results.

Results of Operations

The results of our operations for the fiscal years ended August 31, 2024 and 2023 were as follows:

	Year Ended
(In thousands, except for water deliveries and taps sold)	August 31, 2024	August 31, 2023	$ Change	% Change
Water and wastewater resource revenue	$11,561	$7,323	$4,238	58%
Land development revenue
Lot sales	15,998	6,815	9,183	135%
Project management fees	707	283	424	150%
Single-family rental	481	165	316	192%
Total revenue	28,747	14,586	14,161	97%

Water and wastewater resource cost of revenue	5,281	4,581	700	15%
Land development cost of revenue	3,519	1,892	1,627	86%
Single-family rental cost of revenue	188	73	115	158%
Total cost of revenue	8,988	6,546	2,442	37%

General and administrative expense and depreciation	7,517	5,968	1,549	26%
Operating income	12,242	2,072	10,170	491%
Other income, net	3,390	4,148	(758)	(18)%
Income tax expense	(4,019)	(1,521)	2,498	164%
Net income	$11,613	$4,699	$6,914	147%

Basic EPS	$0.48	$0.20	$0.28	140%
Diluted EPS	$0.48	$0.19	$0.29	153%

Water delivered (acre-feet)	1,818	964	854	89%
Water taps sold	73	104	(31)	(30)%
Wastewater taps sold	69	90	(21)	(23)%

Fiscal 2024 vs. Fiscal 2023

Revenue – Total revenue increased in 2024 as compared to 2023, primarily due to an increase in lot sales at Sky Ranch. With increased demand for affordable housing, we accelerated our development activities with three ongoing phases in our Sky Ranch Master Planned Community. Additionally, commercial water sales, mainly to oil and gas operators for use in their drilling operations, increased to $6.1 million in 2024 from $3.1 million in 2023. Water revenue also increased due to an increase in tap revenue to $3.4 million in 2024 from $3.0 million in 2023. Project management revenue at Sky Ranch increased to $0.7 million in 2024 from $0.3 million in 2023. As Sky Ranch continues to grow, we expect lot sales to generate significant revenue in the future, and increasing water and wastewater usage and taps purchased as we continue to add customers to our water resource development segment.

Cost of revenue – Total costs of revenue increased in 2024 as compared to 2023, primarily due to increased construction costs in the development of Sky Ranch as construction accelerated in 2024 with three active phases.

General and administrative expense – General and administrative expense increased in 2024 as compared to 2023, primarily due to the receipt of three quarters of qualified Employee Retention Credits from the Internal Revenue Service in 2023 and an overall increase in operations in fiscal 2024.

Other income, net – Other income, net decreased in 2024 as compared to 2023, primarily due to the receipt of several one-time payments from oil and gas operators primarily for surface use and damage payment agreements in fiscal 2023. Additionally, in fiscal 2024 we recognized $0.4 million of interest expense, compared to $0.2 million in fiscal 2023, related to notes payable we entered into with our primary lender for the financing of the rental homes and the Lost Creek Water purchase, which are described in greater detail in Notes 4 and 8 to the accompanying consolidated financial statements.

Income tax expense – Income tax expense increased in 2024 as compared to 2023, due to higher pre-tax income primarily from the increase of lots sales in Sky Ranch and increase in commercial water sales, mainly to oil and gas operators, in fiscal 2024. Our effective tax rate remained relatively consistent year over year.

Water delivered – Water deliveries increased in 2024 as compared to 2023, primarily due to increased sales to oil and gas operators, as well as new Sky Ranch customers. Oil and gas operations are highly variable and dependent on oil prices, demand for gas, and timing of other leases in our service areas; therefore, we cannot provide any assurances that we will continue to realize this level of sales to oil and gas customers in the future. As Sky Ranch continues to develop, we anticipate continued growth in our residential water and wastewater service revenue.

Water and wastewater tap sales – Water and wastewater tap sales increased in 2024 as compared to 2023 primarily due to the type of taps (commercial vs. residential) sold during each year and a price increase of water and wastewater taps in 2024. Tap sales are driven by the issuance of building permits and the timing of these are not contractually established with the home builders. During fiscal 2024, we sold 16 taps in Phase 2A and 53 taps in Phase 2B, with an additional 17 taps allocated to our single-family rental segment. We expect to substantially complete the next 141 lots in Phase 2B in fiscal 2025 and expect to realize additional tap sales in fiscal 2025 relating to the delivery of the Phase 2C lots.

Lots delivered – The number of lots delivered (which refers to when title passed on a lot to the homebuilder) increased in 2024 compared to 2023 due to the remaining 43 finished lots in Phase 2B being delivered to a builder by the end of fiscal 2024 resulting in $4.5 million of revenue. Additionally, we recognized certain milestone from our Lot Delivery Agreements from home builders in 2024 which accounted for $1.2 million in lot sales revenue for Phase 2A, $7.7 million in lot sales revenue for Phase 2B and $2.7 million in lot sales revenue for Phase 2C. We expect to be substantially complete with the delivery of all 228 lots in Phase 2C lots during fiscal 2025. Despite lots being transferred to the homebuilders, we still have minor construction activities to complete Phases 2A and 2B and to turn over the completed infrastructure to the applicable governmental agency for maintenance.

Water and Wastewater Resource Development Results of Operations

	Year Ended
(In thousands, except for water deliveries)	August 31, 2024	August 31, 2023	$ Change	% Change
Metered water usage from:
Municipal water usage	$788	$504	$284	56%
Commercial water usage	6,095	3,059	3,036	99%
Wastewater treatment fees	343	302	41	14%
Water and wastewater tap fees	3,384	2,991	393	13%
Other revenue	951	467	484	104%
Total segment revenue	11,561	7,323	4,238	58%

Water service costs	2,204	1,757	447	25%
Wastewater service costs	691	675	16	2%
Depreciation	1,504	1,658	(154)	(9)%
Other	882	491	391	80%
Total expenses	5,281	4,581	700	15%
Segment operating income	$6,280	$2,742	$3,538	129%

Water deliveries (acre-feet)
On Site	3	9	(6)	(67)%
Commercial sales - export water and other	4	50	(46)	(92)%
Sky Ranch	306	193	113	59%
Wild Pointe	97	96	1	1%
O&G operations	1,408	616	792	129%
Total water deliveries	1,818	964	854	89%

Municipal water usage – Municipal water usage increased in 2024 compared to 2023, primarily due to new Sky Ranch customers in our water and wastewater resource development segment. We anticipate these revenues to continue to increase in the future as more customers are added to our system as Sky Ranch continues to develop.

Commercial water usage – The main component of commercial water usage is from sales to oil and gas operators for use in their drilling process. Commercial water sales increased during fiscal 2024, primarily due to increased demand by our oil and gas customers. Because oil and gas is cyclical in nature as demand and prices fluctuate, we have no way of knowing if water provided to oil and gas operators will increase or decrease in the future.

Wastewater treatment fees – Wastewater treatment fees increased in 2024 compared to 2023, primarily due to new Sky Ranch customers in our water and wastewater resource development segment. We anticipate these revenues to continue to increase in the future as more customers are added to our system as Sky Ranch continues to develop.

Water and wastewater tap fees –Water and wastewater tap sales increased in 2024 compared to 2023, primarily due to the type of taps (commercial vs. residential) sold during each year and a price increase of water and wastewater taps in 2024. Water and wastewater taps are sold to home builders at the time a building permit is issued and are dependent on when the home builder constructs homes and not contractually driven in terms of timing; therefore, timing of tap sales fluctuate with demand for new construction. During 2024, the average price of a Sky Ranch water and wastewater tap was $38,000 compared to $30,000 per tap for 2023.

Other revenue – Other revenue increased in 2024 as compared to 2023, primarily due to increased revenue on the grading, erosion, and sediment control (GESC) and fence contracts at Sky Ranch.

Water service costs – Water service costs increased in 2024 as compared to 2023, primarily due to increase costs related to higher oil and gas water deliveries this fiscal year.

Wastewater service costs – Wastewater service costs increased slightly in 2024 as compared to 2023, primarily due to additional costs incurred with the servicing of the Ridgeview facility, which required work to be completed in anticipation of new development in fiscal 2025.

Other costs of revenue – Other costs of revenue increased in 2024 as compared to 2023, primarily due to costs associated with the GESC and fence contracts in Sky Ranch.

Water delivered – Water deliveries increased in 2024 as compared to 2023, primarily due to increased oil and gas operations and by new Sky Ranch customers.

Land Development Results of Operations

	Year Ended
(In thousands)	August 31, 2024	August 31, 2023	$ Change	% Change
Lot sales	$15,998	$6,815	$9,183	135%
Project management revenue	707	283	424	150
Total revenue	16,705	7,098	9,607	135%

Land development construction and project management costs	3,519	1,892	1,627	86%

Segment operating income	$13,186	$5,206	$7,980	153%

Lot sales – Lot sales increased in 2024 as compared to 2023, primarily due to an increase in lot deliveries at Sky Ranch and our accelerated development activities with three ongoing phases in our Sky Ranch Master Planned Community. Phase 2A is substantially completed at approximately 99%.  We delivered finished lots in Phase 2B, and Phase 2B is approximately 92% complete. Phase 2C is approximately 27% complete, and we are beginning our development activity in Phase 2D.

Project management revenue – Project management revenue increased in 2024 as compared to 2023, which was primarily due to increased development activities in Phase 2B and Phase 2C. We earn a 5% project management fee on construction costs for managing the completion of public improvements at Sky Ranch.

Land development construction and project management costs – Land development construction costs increased in 2024 as compared to 2023, primarily due to accelerated development activities in Phases 2B and 2C. As Phase 2B winds down, more of our costs are anticipated to be public improvements costs, whereas the beginning of Phase 2C is anticipated to result in us incurring more lot costs.  This is due to the timing of the development of the costs incurred in the beginning of the development phase compared to those costs incurred towards the end.

Lots delivered – The number of lots delivered (which refers to when title is passed to the homebuilder) increased in 2024 compared to 2023 due to the delivery of the remaining lots of Phase 2B and the commencement of lots deliveries in Phase 2C been delivered by the end of fiscal 2024. No finished lots were delivered to homebuilders during fiscal 2023. Despite the lots being transferred to the homebuilders, we still have minor construction activities to complete Phase 2A and 2B to turn over the completed infrastructure to the applicable governmental agency that will maintain the infrastructure, and we did receive certain milestone payments for Phase 2B and 2C lots. Because we record lot sales as construction progresses, the timing of revenue and lot deliveries are not necessarily correlated.

General and Administrative Expenses

The table below details significant items and changes included in our General and Administrative Expenses (G&A Expenses) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2024 and 2023.

Summary of G&A Expenses

	Year Ended
(in thousands)	August 31, 2024	August 31, 2023	$ Change	% Change
Significant G&A Expense items:
Salary and salary-related expenses	$3,563	$2,678	$885	33%
Share-based compensation	436	539	(103)	(19)%
Professional fees	1,090	832	258	31%
Public entity-related expenses, including director fees	450	449	1	0%
Corporate insurance	329	299	30	10%
All other combined	1,053	673	380	56%
G&A Expenses as reported	$6,921	$5,470	$1,451	27%

Salary and Salary-Related Expenses – Salary and salary-related expenses net increased in fiscal 2024 compared to fiscal 2023 due to the receipt of three quarters worth of Employee Retention Credits from the Internal Revenue Service in 2023. During fiscal 2024, we increased our staff by one employee. Share-based compensation expense decreased due to options and restricted stock grant forfeitures during fiscal 2024.

Professional Fees – Professional fees consist mainly of IT, telecom, legal, consulting and accounting fees.  IT, telecom, accounting and legal fees increased over the prior year as information technology and cyber security have continued to take on an increased focused, and we amended builder contracts to better time lot delivers to a slowing residential housing market.

Public Entity-Related Expenses, including director fees – Costs associated with being a corporation and costs associated with being a publicly traded entity consist primarily of XBRL and EDGAR conversion fees, stock exchange fees, and press releases. These costs fluctuate from year to year but remained relatively consistent from 2023 to 2024. Compensation including stock grants paid to our board was consistent in fiscal 2024 compared to fiscal 2023.

Corporate insurance – Corporate insurance costs increased as our operations continue to expand, which is due to adding additional construction and rental home policies, and overall insurance rate increases.

All other – All other expenses include typical operating expenses related to the maintenance of our office and equipment, business development, travel, property taxes, and funding provided to the Rangeview District and the Sky Ranch Districts. Other expenses increased during fiscal 2024 compared to fiscal 2023. The changes were primarily the result of increased equipment maintenance and the timing of various expenses, which will fluctuate year over year.

Liquidity, Capital Resources and Financial Position

We believe we are well-positioned to navigate the ever-evolving market conditions given our strong financial position. At August 31, 2024, our working capital, defined as current assets less current liabilities, was $28.5 million, which includes $22.1 million in cash and cash equivalents. We believe that as of August 31, 2024, and as of the date of the filing of this Annual Report on Form 10-K, we have sufficient working capital to fund our operations for the next 12 months. We have completed Phase 1 and have completed approximately 99% of the work required to deliver Phase 2A at Sky Ranch. Phase 2B is approximately 92% complete, and Phase 2C is approximately 27% complete.  We anticipate starting work on Phase 2D during fiscal 2025. We sold 219 lots in Phase 2A at Sky Ranch (retaining 10 lots for ourselves) and have only 1% of the construction-related activities remaining for Phase 2A to be finished. We expect to spend $0.2 million in the next twelve months completing the construction of Phase 2A (of which we estimate $0.2 million will be reimbursable by the Sky Ranch CAB). We have sold 194 lots in Phase 2B at Sky Ranch (retaining 17 lots for ourselves) and have approximately 8% of construction-related activities remaining for Phase 2B to be finished. We expect to spend $1.5 million in the next twelve months on remaining Phase 2B construction activities (of which we estimate $1.5 million will be reimbursable by the Sky Ranch CAB). We expect to be substantially complete with Phase 2C during our fiscal 2025 and expect to spend $13.2 million in the next twelve months on remaining Phase 2C construction activities (of which we estimate $12.0 million will be reimbursable by the Sky Ranch CAB). We anticipate starting work on Phase 2D during fiscal 2025 and expect to spend $6.4 million in the next twelve months on remaining Phase 2D construction activities (of which we estimate $5.4 million will be reimbursable by the Sky Ranch CAB). We anticipate receiving nearly $18.0 million in milestone payments and approximately $5.8 million of water and wastewater taps fees from the homebuilders over the same period. We also anticipate receiving reimbursement from Sky Ranch CAB of approximately $10.1 million pursuant to a refinancing of the 2019 Bonds.  We believe we can fund such capital expenditures from cash and cash equivalents on hand, phased payments from our lot sales agreements, and payments from the Sky Ranch CAB for reimbursement of public improvements.

Summary Cash Flows

	Year Ended
(In thousands)	August 31, 2024	August 31, 2023	$ Change	% Change
Cash (used) provided by:
Operating activities	$2,212	$(2,339)	$4,551	195%
Investing activities	(4,729)	(9,241)	4,512	49%
Financing activities	(612)	2,845	(3,457)	(122)%

Net Change in cash	$(3,129)	$(8,735)	$5,606	64%

Changes in Operating Activities – Operating activities include amounts we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, the sale of lots, the costs incurred in completing and delivering finished lots, rental income from single-family homes and the cost incurred in constructing and maintaining our single-family rental homes, and G&A Expenses.

Cash provided by operations in fiscal 2024 increased due to the timing of cash receipts of trade receivables, payments of payables and accrued liabilities, and federal and state income taxes payable, partially offset by increases to the note receivable from the Sky Ranch CAB for continued construction costs related to public improvements.  The Sky Ranch CAB made payments to us totaling $0.7 million in fiscal 2024 from excess funds from higher fees and property taxes collected by the Sky Ranch CAB. In fiscal 2023, cash used by operations was primarily related to increases to the note receivable from the Sky Ranch CAB for the continued construction costs related to public improvements, partially offset by the timing differences on payments of payables and accrued liabilities, deferred revenue, and federal and state income taxes payable.

Changes in Investing Activities – Investing activities in fiscal 2024 consisted primarily of the investment in our land and water system of $1.9 million and investments in future development phases of Sky Ranch for $2.2 million. Investing activities in fiscal 2023 consisted primarily of the investment in our land and water system of $3.9 million and investments in future development phases of Sky Ranch for $1.7 million. We capitalize costs associated with obtaining, defending, enhancing, and developing our water rights. We capitalize costs incurred to construct infrastructure required to deliver water and wastewater services to our customers, and we capitalize costs to develop our land assets that are not sold to home builders.

Changes in Financing Activities – Financing activities in 2024 consisted of payments on existing debt facilities as well as cash used to repurchase the Company’s common stock. Financing activities in 2023 consisted of proceeds from debt of $3.0 million to finance 11 single-family rental homes.

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

Collectability of the Notes Receivable from the Sky Ranch CAB – The notes receivable from the Sky Ranch CAB are comprised of amounts we incurred and provided to the Sky Ranch CAB for costs related to the construction of public improvements which are reimbursable to us, along with related project management fees and accrued interest associated with those costs. Collectability of the notes is based on the Sky Ranch CAB generating sufficient cash flows to repay us prior to certain contractual dates, which is deemed probable based on a mill levy increase resulting from the remainder of Sky Ranch being in a different taxing district than Phase 1, higher than projected assessed values of completed homes, and additional houses from the start of the next development phase at Sky Ranch. The notes are evaluated for a credit loss at each reporting period based on the factors indicated, and an impairment would be recognized whenever it was determined that a credit loss had occurred.  Management applies judgment to assess whether a credit loss has occurred, and factors that are considered include, but are not limited to: significant decreases in the market price of houses which generate tax payments to the Sky Ranch CAB; significant adverse changes in the business climate or legal factors including significant decreases in housing sales or assessments; significant increase in costs and accumulation of costs significantly in excess of the amount originally expected for the construction of the associated public improvements; and current period cash flow or operating losses combined with a history of losses or a forecast of losses.  Recoverability of these notes is measured by comparing the carrying value to the future cash flows expected to be generated by the Sky Ranch CAB which can be used to repay us.  If the carrying value of the notes exceeds the fair value of the estimated cash flows, an impairment loss would be recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

Revenue recognition on lot sales under the percentage-of-completion method – We recognize lot revenue over time as construction progresses for most of our lot development contracts. This involves an estimation of the total project costs which are incurred over several months or even years. This requires management to estimate labor and material costs which could change materially over the life of that construction project and have a material impact on the timing of revenue recognition. Under the percentage of completion method, revenue and related costs from lots sold pursuant to lot development contracts requiring milestone payments as construction occurs are recognized over the course of the construction period based on the completion progress of that project phase (i.e. Phase 2A). In relation to each phase or subphase, revenue is determined by calculating the ratio of incurred construction costs, including construction costs related to public improvements subject to reimbursement, to total estimated costs and applying that ratio to the contracted sales amounts. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts. Cost of sales is the cost incurred related to construction of lots. Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in estimated costs or losses, if any, are recognized in the period in which they are determined.

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

Pure Cycle Corporation

Watkins, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation (the “Company”) as of August 31, 2024 and 2023, the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended August 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition of Lot Sales

As described in Note 2 to the consolidated financial statements, the Company accounts for lot sales revenue over time as construction progresses, with progress measured based upon costs incurred to date compared to total expected costs for each particular construction phase. Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. For the year ended August 31, 2024, the Company recognized $16.0 million of lot sale revenue, over time, using the percentage of completion method.

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

Collectability of Related-party Note Receivable – Reimbursable Public Improvements

As described in Note 2 and Note 5 to the consolidated financial statements, the Sky Ranch Community Authority Board (the Sky Ranch CAB) is responsible for building certain public improvements at Sky Ranch, for which the Company provided the funding to the Sky Ranch CAB and which is reimbursable to the Company. The Company has determined the reimbursement of public improvement costs, for which the Company has an enforceable right to payment, are probable of collection. The note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company for public improvements paid for by the Company, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community. As of August 31, 2024, the Company’s related-party note receivable was approximately $41.0 million.

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

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2022.

Denver, Colorado

November 13, 2024

● ● ● ● ● ● ●

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	August 31, 2024	August 31, 2023
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$22,113	$26,012
Trade accounts receivable, net	1,472	1,092
Land under development	3,647	1,726
Reimbursable public improvements and project management fees	10,100	—
Income taxes receivable	—	551
Prepaid expenses and other assets	530	346
Total current assets	37,862	29,727
Restricted cash	3,245	2,475
Investments in water and water systems, net	60,486	57,798
Construction in progress	3,161	5,457
Single-family rental units	5,059	4,490
Land and mineral rights:
Held for development	3,683	4,652
Held for investment purposes	451	451
Other assets	1,164	1,359
Notes receivable – related parties, including accrued interest
Reimbursable public improvements and project management fees	30,864	24,999
Other	1,221	1,451
Operating leases - right of use assets	158	357
Total assets	$147,354	$133,216

LIABILITIES:
Current liabilities:
Accounts payable	$1,948	$1,960
Accrued liabilities	1,514	1,761
Accrued liabilities – related parties	2,208	1,021
Income taxes payable	1,442	—
Deferred lot sales revenue	2,173	1,661
Deferred water sales revenue	-	69
Debt, current portion	64	31
Total current liabilities	9,349	6,503
Debt, less current portion	6,821	6,885
Deferred tax liability, net	1,395	1,352
Lease obligations - operating leases, less current portion	87	242
Total liabilities	17,652	14,982
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,063,894 and 24,078,720 outstanding, respectively	80	80
Additional paid-in capital	175,125	174,689
Accumulated deficit	(45,503)	(56,535)
Total shareholders’ equity	129,702	118,234
Total liabilities and shareholders’ equity	$147,354	$133,216

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except share information)	August 31, 2024	August 31, 2023
Revenues:
Metered water usage from:
Municipal customers	$788	$504
Commercial customers	6,095	3,059
Wastewater treatment fees	343	302
Water and wastewater tap fees	3,384	2,991
Lot sales	15,998	6,815
Project management fees	707	283
Single-family rentals	481	165
Special facility projects and other	951	467
Total revenues	28,747	14,586

Cost of revenues:
Water service operations	2,204	1,757
Wastewater service operations	691	675
Land development construction costs	3,037	1,606
Project management costs	482	286
Single-family rental costs	188	73
Depletion and depreciation	1,504	1,658
Other	882	491
Total cost of revenues	8,988	6,546

General and administrative expenses	6,921	5,470
Depreciation	596	498
Operating income	12,242	2,072

Other income (expense):
Interest income - related party	1,729	1,481
Interest income - Investments	1,108	1,023
Oil and gas royalty income, net	795	267
Oil and gas lease income, net	69	75
Other, net	128	1,508
Interest expense, net	(439)	(206)
Income from operations before income taxes	15,632	6,220
Income tax expense	(4,019)	(1,521)
Net income	$11,613	$4,699

Earnings per common share - basic and diluted
Basic	$0.48	$0.20
Diluted	$0.48	$0.19
Weighted average common shares outstanding:
Basic	24,083,001	24,031,068
Diluted	24,140,946	24,106,067

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended August 31, 2024
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2023	432,513	$—	24,078,720	$80	$174,689	$(56,535)	$118,234
Restricted stock grants	—	—	8,000	—	44	—	44
Stock options exercised	—	—	17,456	—	—	—	—
Stock granted for services	—	—	19,644	—	195	—	195
Share-based compensation	—	—	—	—	197	—	197
Repurchases of common stock	—	—	(59,926)	—	—	(581)	(581)
Net income	—	—	—	—	—	11,613	11,613
Balance at August 31, 2024	432,513	$—	24,063,894	$80	$175,125	$(45,503)	$129,702

	Year Ended August 31, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2022	432,513	$—	23,980,645	$80	$174,150	$(61,234)	$112,996
Stock options exercised	—	—	63,877	—	—	—	—
Restricted stock grants	—	—	16,000	—	111	—	111
Stock granted for services	—	—	18,198	—	180	—	180
Share-based compensation	—	—	—	—	248	—	248
Net income	—	—	—	—	—	4,699	4,699
Balance at August 31, 2023	432,513	$—	24,078,720	$80	$174,689	$(56,535)	$118,234

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	August 31, 2024	August 31, 2023
Cash flows from operating activities:
Net income	$11,613	$4,699
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and depletion	2,100	2,156
Trade accounts receivable	(380)	1,333
Accounts payable and accrued liabilities	973	1,262
Other assets and liabilities	275	874
Share-based compensation expense	436	539
Deferred income taxes	43	277
Prepaid expenses	(184)	121
Amortized discount on U.S. Treasury Bills	—	(256)
Net activity for notes receivable - related party, other	130	(331)
Deferred water sales revenue	(69)	(501)
Land under development	(5,014)	(2,564)
Deferred lot sale revenue	512	(2,614)
Taxes payable / receivable	1,993	(3,081)
Net activity on note receivable - related party, reimbursable public improvements	(10,216)	(4,253)
Net cash provided by (used in) operating activities	2,212	(2,339)
Cash flows from investing activities:
Maturity of held-to-maturity investments in U.S. Treasury Bills	—	15,256
Purchase of property and equipment	(458)	(394)
Investments in future development phases at Sky Ranch	(2,156)	(1,686)
Construction costs of single-family rentals	(291)	(3,480)
Investments in water and water systems	(1,924)	(3,937)
Payments on note receivable - related party, other	100	-
Purchase of held-to-maturity investments in U.S. Treasury Bills	-	(15,000)
Net cash used in investing activities	(4,729)	(9,241)
Cash flows from financing activities:
Proceeds from notes payable	—	3,000
Payments on notes payable	(31)	(44)
Repurchases of common stock	(581)	—
Payments to contingent liability holders	—	(111)
Net cash (used in) provided by financing activities	(612)	2,845
Net change in cash, cash equivalents and restricted cash	(3,129)	(8,735)
Cash, cash equivalents and restricted cash – beginning of period	28,487	37,222
Cash, cash equivalents and restricted cash – end of period	$25,358	$28,487
Cash and cash equivalents	$22,113	$26,012
Restricted cash	3,245	2,475
Total cash, cash equivalents and restricted cash	$25,358	$28,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,056	$947
Cash paid for interest	$417	$142
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$1,232	$727
Change in investments in water and water systems included in accounts payable and accrued liabilities	$131	$808
Issuance of stock for compensation	$211	$111

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024 and 2023

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

The Company has determined the reimbursable public improvements, project management fees and interest income related to the Sky Ranch community being developed by Pure Cycle is probable of collectability. As a result of an established and growing tax base resulting from the success of the initial development, increases in housing values in Colorado, added mill levies, and additional unencumbered fees received by the Sky Ranch CAB, Pure Cycle believes repayment of the public improvements, payment of the project management fees, and interest income are deemed probable. Based on this Pure Cycle recognizes these items in the consolidated financial statements as they occur. The timing and amount of potential payments have been estimated based on growth trends utilizing current assessed values and historic growth rates which have been projected to current and contracted lot sales through the contractual obligation period.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company had no cash equivalents as of August 31, 2024 or 2023. At various times during the fiscal years ended August 31, 2024 and 2023, the Company’s main operating account exceeded federally insured limits. To date, the Company has never suffered a loss due to such excess balance.

Contract Asset

Contract assets reflect revenue which has been earned but not yet invoiced. Contract assets are transferred to receivables when the Company has the right to bill such amounts and they are invoiced. Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. At August 31, 2024 and August 31, 2023, the Company had no contract assets.

Land Under Development

The land under development account primarily includes land and land improvements stated at cost which Pure Cycle is developing and plans to sell. Pure Cycle began developing its Sky Ranch property in 2017. Pure Cycle capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot. These costs are capitalized as incurred. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sold. The land under development accounts primarily contains costs directly attributable to lots to be sold, which will not be reimbursed, but will be expensed as land cost of sales as lots are being completed and sold on a lot-by-lot basis.  Additionally, land under development may contain accruals related to retention on development contracts which may be eligible for reimbursement once paid.

The Company measures land under development costs as a current asset at the lower of the carrying value or net realizable value. In determining net realizable value, the Company primarily relies upon the most recent comparable sales prices. If recent sales prices are not available, the Company will consider several factors, including, but not limited to, current market conditions, nearby recent sales transactions, and market analysis studies. If the net realizable value is lower than the current carrying value, the land is written down to its net realizable value.

Notes Receivable – Sky Ranch CAB

As noted above and described in greater detail in Note 5, the Sky Ranch CAB is responsible for building certain public improvements at Sky Ranch.  Through various funding, the Company is obligated to provide funding to the Sky Ranch CAB for public improvements, which is reimbursable to the Company. The Company has determined the reimbursement of public improvement costs, for which the Company has an enforceable right to payment, are probable of collection. Therefore, the Company recognizes the reimbursable public improvements costs incurred to date at Sky Ranch in the Notes receivable – related party, reimbursable public improvements and project management fees account on the accompanying consolidated balance sheet. The Company performs a quantitative impairment assessment by estimating the fair value of the Notes receivable – related party using the discounted cashflow method.

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

Restricted cash – The Company has entered into eight separate cash-secured performance standby letter of credit agreements with its primary banks to provide assurance the Company will perform on various construction agreements. As of August 31, 2024, the eight letters of credit totaled $3.4 million, which are fully secured by cash held in restricted accounts at the banks, which approximates its fair value is cash is held in savings accounts.

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

Trade Accounts Receivable

The Company records accounts receivable net of expected credit losses. The Company has recorded expected credit losses for uncollectible accounts receivables from continuing operations totaling less than $0.1 million and $0.1 million for the periods ended August 31, 2024 and 2023. The expected credit losses for uncollectible accounts was determined based on lifetime expected credit losses using an aging schedule for each pool of trade accounts receivable. Pools are determined based on risk characteristics by the type of customer.

Recoverability of Long-Lived Assets

The Company evaluates its long-lived assets for impairment if the Company determines events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s assumptions and market conditions. If any of its long-lived assets are deemed to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended August 31, 2024 and 2023, the Company did not identify any indications of impairment loss.

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

The Company depletes its water assets that are being utilized based on units produced (i.e., acre-feet sold) divided by the total volume of water adjudicated in the water decrees.

Revenue Recognition

The Company disaggregates revenue by major product line as reported on the consolidated statements of income.

The Company currently generates revenues through its two business segments. Revenues are derived through its wholesale water and wastewater business and through the sale of developed land primarily for residential lots, both of which businesses are described below.

Water and Wastewater Resource Development Segment Revenue

Pure Cycle generates revenue through its wholesale water and wastewater business predominantly from the items described below. Because these items are separately delivered and distinct, Pure Cycle accounts for each of the items separately.

Monthly water usage and wastewater treatment fees – Pure Cycle provides water and wastewater services to customers, for which the customers are charged monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single-family equivalent (SFE) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure. Pure Cycle recognizes wholesale water usage revenue at a point in time upon delivering water to its governmental customers’ end-use customers. Revenue recognized by Pure Cycle from the sale of “Export Water” and other portions of its “Rangeview Water Supply” off the “Lowry Ranch” are reported net of royalties to the State of Colorado Board of Land Commissioners (Land Board). Pure Cycle is the distributor of the Export Water and sets pricing for the sale of Export Water. Revenue recognized by Pure Cycle from the sale of water on the Lowry Ranch are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Ranch, the Rangeview District is directly selling the water and deemed the primary distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Ranch. See further description of “Export Water,” the “Lowry Ranch,” and the “Rangeview Water Supply” in Note 4 under “Rangeview Water Supply and Water System.”

Pure Cycle also sells raw water for industrial uses, mainly to oil and gas companies for use in the drilling processes (referred to as “O&G operations”). O&G operations revenue is recognized at a point in time upon delivering water to its governmental customers’ end-use customers, unless other special arrangements are made.

During the years ended August 31, 2024 and 2023, the Company delivered 1,818 acre-feet and 964 acre-feet of water to customers. Of this, 77% and 64% was sold to O&G operators.

Pure Cycle recognizes wastewater treatment revenue monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

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

Pure Cycle recognizes water and wastewater tap fee revenue when Pure Cycle grants the right for the customer to connect to the water or wastewater service line to obtain service, and the customer pays the tap fee. During the years ended August 31, 2024 and 2023, Pure Cycle recognized $2.9 million and $2.5 million of water tap fee revenue. The water tap fees recognized are based on the amounts billed by the Rangeview District to customers, after deduction of royalties due to the Land Board for water taps, if applicable.

During the years ended August 31, 2024 and 2023, the Company recognized $0.5 million and $0.5 million of wastewater tap fee revenue.

Pure Cycle recognizes construction fees, including fees received to construct “special facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of special facilities. Management has determined that special facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. For the years ended August 31, 2024 and 2023, Pure Cycle recognized $0.1 million and less than $0.1 million of special facilities revenue.

As of August 31, 2024 and 2023, Pure Cycle had no contract liabilities related to tap and construction fee/special facility funding revenue.

Consulting fees – Pure Cycle can receive, typically monthly, fees from customers including municipalities and area water providers, for contract operations services. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. For the years ended August 31, 2024 and 2023, Pure Cycle recognized less than $0.1 million and less than $0.1 million of consulting fees. These fees are classified in Special facility projects and other income.

Land Development Segment Revenue

Pure Cycle generates revenue through its land development business predominantly from the sources described below. Because these items are separately delivered and distinct, Pure Cycle accounts for each of the items separately.

Sale of finished lots – Pure Cycle acquired approximately 930 acres of land zoned as a Master Planned Community known as Sky Ranch. Pure Cycle has entered into multiple purchase and sale agreements with home builders pursuant to which Pure Cycle agreed to sell, and each builder agreed to purchase, finished residential lots at Sky Ranch. Per our agreements, Pure Cycle is obligated to deliver finished lots for which we develop through agreements with the Sky Ranch CAB.  Pure Cycle began Phase 1 in March 2018 and broke ground on Phase 2 in February 2021. As of August 31, 2024, Phase 1 is complete and includes 509 lots, of which 505 were sold to three homebuilders and the remainder were retained by Pure Cycle for use in its single-family rental business. Phase 2 is planned to have 886 lots (792 allocated for sale to homebuilders and 94 retained for use in the single-family rental business) and is being developed in four subphases (referred to as Phase 2A, 2B, 2C and 2D). Phase 2A broke ground in February 2021, includes a total of 229 lots, of which 219 lots were sold to home builders and 10 were retained for use in the single-family rental business. Phase 2B broke ground in March 2023, includes a total of 211 lots, of which 194 lots were sold to home builders and 17 lots were retained for use in the single-family rental business.  Phase 2C broke ground in March 2024, includes a total of 228 lots, of which 188 lots were sold to home builders, and 40 lots were retained for use in the single-family rental business.

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

Pure Cycle sells lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements require the same level of construction for all lots and builders, the primary difference in the agreements is the timing of payments and timing of the transfer of ownership of the lots. Pure Cycle’s lot sales agreements require payments under one of the two following structures:

(1)	Upon the substantial completion of the finished lot, whereby the builder pays for a ready-to-build finished lot and the sales price is paid in a lump-sum upon substantial completion of the finished lot (typically subject to completion of related public improvements by Pure Cycle, through our development agreement with the Sky Ranch CAB) that is permit ready. Depending on timing of delivery of the finished lot to the builder, Pure Cycle may still have unfulfilled contract performance obligations related to the timing of completion of public improvements and other amenities. If these unfulfilled obligations, after the finished lots are delivered, are deemed other than insignificant, the company follows format 2 and recognizes revenue over time based on the estimated progress using overall costs incurred to date compared to total estimated costs from the period of time the lot is delivered until the remaining performance obligations are substantially completed.
(2)	As certain construction milestones are achieved, which include payments due as follows pursuant to a lot development agreement with the builder: (i) payment upon the delivery of platted lots (which requires Pure Cycle to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Typically these lots are also subject to completion of related public improvements by the Company, through our development agreement with the Sky Ranch CAB, after all three payments have been received.

Under the first payment structure, the builder (i.e., the customer) takes control/ownership of the lot at the time payment is received and the lot is substantially complete, at which point the Company recognizes revenue. Under the second payment structure, the builder takes control/ownership at the first closing, or delivery of the platted lots. Under both payment scenarios Pure Cycle has subsequent improvements to make to the lot to either improve the builder’s lot and/or complete its performance obligations of managing the construction of public improvements required to complete the neighborhood, which includes items such as fencing, final utility installation, and landscaping. Because Pure Cycle has obligations remaining under the contracts, Pure Cycle accounts for lot sales revenue over time as construction progresses, with progress measured based upon costs incurred to date compared to total expected costs for a particular construction phase (i.e. for Phases 2A, 2B and 2C). Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. Pure Cycle does not have any material significant payment terms as all payments are expected to be received within a few months after invoicing. Pure Cycle adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year.

For the years ended August 31, 2024 and 2023, Pure Cycle recognized $16.0 million and $6.8 million of lot sale revenue related to Phases 2A, 2B and 2C at Sky Ranch for recognition of the performance obligations using the percentage-of-completion methods for each builder contract in each phase.

Since development of Sky Ranch began through August 31, 2024, Pure Cycle has received payments totaling $18.4 million in Phase 2A, $17.3 million in Phase 2B, and $3.4 million in Phase 2C. Of the amounts received for Phase 2A, as of August 31, 2024, $18.3 million has been recognized as revenue as Phase 2A is approximately 99% complete. Of the amounts received for Phase 2B, as of August 31, 2024, $16.0 million has been recognized as revenue as Phase 2B is approximately 92% complete.  Of the amounts received for Phase 2C, as of August 31, 2024, $2.7 million has been recognized as revenue as Phase 2C is approximately 27% complete. As of August 31, 2024, $0.1 million of revenue has been deferred related to Phase 2A contracts, $1.3 million of revenue has been deferred related to Phase 2B contracts, and $0.7 million of revenue has been deferred related to Phase 2C contracts. Deferred revenue will be recognized over time as the Company completes its performance obligations of managing the completion of the public improvements in Phases 2A, 2B, and 2C, which includes items such as fencing, final utility installation, and landscaping. We anticipate the completion of Phase 2A and substantial completion of Phases 2B and 2C by the end of fiscal 2025.

Reimbursable Costs for Public Improvements – The Sky Ranch CAB is responsible for the construction of certain public improvements at Sky Ranch. Public improvements are items that are not associated with an individual lot or home, but can be used by the public, whether living in Sky Ranch or not. Public improvements include items such as roads, curbs, sidewalks, landscaping, and parks but also includes items such as water distribution systems, sewer collection systems, storm water systems, and drainage improvements. These public improvements are constructed pursuant to design standards specified by local governmental jurisdictions including the Sky Ranch Metropolitan District Nos. 1, 3, 4, 5, 6, 7 and 8 (collectively, the Sky Ranch Districts), the Sky Ranch CAB, Arapahoe County, and the local stormwater authority and, after inspection and acceptance, are turned over to the applicable governmental entity to own, operate and maintain.

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

The Company evaluates the notes receivable - related parties, reimbursable public improvements for indicators of impairment each reporting period by estimating the fair value of the Notes receivable – related party using the discounted cashflow method. The note receivable from the Sky Ranch CAB bears an interest rate of six percent (6%) per annum until paid. To date no impairment has been recorded for the reimbursable amounts on the note receivable.

Project management services – Pursuant to two Service Agreements for Project Management Services (Project Management Agreements) with the Sky Ranch CAB, Pure Cycle acts as the project manager and provides the services required to deliver the Sky Ranch CAB-eligible public improvements (see discussion of reimbursable public improvements above and in Note 5), including but not limited to Sky Ranch CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. Pure Cycle is responsible for all expenses it incurs in the performance of the Project Management Agreements and is not entitled to any reimbursement or compensation except as set forth in the Project Management Agreements, unless otherwise approved in advance by the Sky Ranch CAB in writing. Pure Cycle receives a project management fee of five percent (5%) of actual qualifying construction costs of Sky Ranch CAB-eligible public improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, and land acquisition or any other costs that are not directly related to the cost of construction of Sky Ranch CAB-eligible public improvements are not included in the calculation of the project management fee. Other costs incurred by Pure Cycle that are not directly related to the construction of Sky Ranch CAB-eligible public improvements are included in the land under development account and accounted for in the same manner as construction support activities as described below. Per the Project Management Agreements, no payment is required by the Sky Ranch CAB with respect to project management fees unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have sufficient funds from tax assessment, fees or the issuance of municipal bonds in an amount sufficient to reimburse Pure Cycle for all or a portion of advances provided or expenses incurred for construction of public improvements that qualify as reimbursable expenses. Additional information on the Project Management fees and treatment of the related receivables is included in Note 5.

Construction support activities – Pure Cycle performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control, best management practices and other construction-related services. The Phase 2 activities are invoiced based on an agreement between Pure Cycle and the Sky Ranch CAB.  The amounts are invoiced and recognized as special facility projects revenue and is a component in trade accounts receivable, net. For the years ended August 31, 2024 and 2023, the Company recognized $0.3 million and less than $0.4 million related to construction support activities at Sky Ranch.

Deferred Revenue

As noted above, the Company recognizes certain lot sales over time as construction activities progress for lots sold pursuant to lot development agreements and not when payment is received. Based on this, the Company will frequently receive milestone payments before revenue can be recognized (i.e. prior to the Company completing cumulative progress which faithfully represents the transfer of goods and services to the customer) which results in the Company recording deferred revenue. The Company recognizes this revenue into income as control of lots are transferred to the homebuilder, generally from the period title to a lot is transferred until all construction activities (including public improvements) for that phase or subphase are completed and turned over to the governmental agency that will maintain the asset. As construction activities progress, which is measured based on the amount of costs incurred compared to total expected costs of the project (i.e. Phase 2A) which management believes is a faithful representation of the transfer of goods and services to the customer.

As of August 31, 2024 and 2023, the Company’s deferred revenue along with the changes in the deferred revenue are as follows:

	Three Months Ended August 31, 2024
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at May 31, 2024	$13	$1,548	$1,561
Revenue recognized	(13)	(8,244)	(8,257)
Revenue deferred	-	8,869	8,869
Balance at August 31, 2024	$-	$2,173	$2,173

	Three Months Ended August 31, 2023
	Water and Wastewater Resource Development	Land Development	Total
Balance at May 31, 2023	$13	$3,475	$3,488
Revenue recognized	(19)	(1,984)	(2,003)
Revenue deferred	75	170	245
Balance at August 31, 2023	$69	$1,661	$1,730

	Year Ended August 31, 2024
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2023	$69	$1,661	$1,730
Revenue recognized	(177)	(16,302)	(16,479)
Revenue deferred	108	16,814	16,922
Balance at August 31, 2024	$-	$2,173	$2,173

	Year Ended August 31, 2023
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2022	$570	$4,275	$4,845
Revenue recognized	(576)	(7,041)	(7,617)
Revenue deferred	75	4,427	4,502
Balance at August 31, 2023	$69	$1,661	$1,730

When recognized, the amounts reflected as unearned revenue will be recorded in lot sales, metered water usage from oil and gas operations, or Other income oil and gas lease income, net in the consolidated statements of income.

Royalty and Other Obligations

Revenue from the sale of Export Water are shown net of royalties payable to the Land Board. Revenue from the sale of water on the Lowry Ranch are invoiced directly by the Rangeview District, and a percentage of such collections are then paid to the Company by the Rangeview District. Water revenue from such sales are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District.

Oil and Gas Lease Payments

As further described in Note 4 below, on March 10, 2011, the Company entered a Paid-Up Oil and Gas Lease (Sky Ranch O&G Lease) and a Surface Use and Damage Agreement that have been assigned to various other oil and gas companies as a result of acquisitions. Nine wells have been drilled within the Company’s mineral interest and placed into service and are producing oil and gas and accruing royalties to the Company. During the years ended August 31, 2024, and 2023, the Company received $0.8 million and $0.3 million, in royalties attributable to these wells. The Company classifies income from lease and royalty payments as Other income in the consolidated statements of income as the Company does not consider these arrangements to be an operating business activity. Oil and gas operations, although material in certain years, are deemed a passive activity as the Chief Operating Decision Maker (CODM) does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company recognizes share-based compensation costs as expenses over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. The impact on the income tax provision for the granting and exercise of stock options during each of the years ended August 31, 2024 and 2023, was immaterial.

During the years ended August 31, 2024 and 2023, the Company recognized $0.4 million and $0.5 million of share-based compensation expense.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. At August 31, 2024, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended August 31, 2024. The Company does not have any significant unrecognized tax benefits as of August 31, 2024.

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

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2019 through fiscal 2024. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The Company adopted the guidance on September 1, 2023 on a modified retrospective basis and does not expect a material impact to the Company’s consolidated financial statements.

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for the Company for annual periods beginning after September 1, 2024 and interim periods beginning after September 1, 2025. The Company is currently evaluating the impact ASU 2023-07 will have on its consolidated financial statement disclosures.

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded disclosure of our income rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning after September 1, 2025. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statement disclosures.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as The NASDAQ Stock Market. As of August 31, 2024 and August 31, 2023, the Company had no recurring Level 1 assets or liabilities.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. As of August 31, 2024 and 2023, the Company had three non-recurring Level 2 liabilities, both of the SFR Notes and the Lost Creek Note (all defined in Note 8), for which the Company has determined the valuation of the liabilities can be obtained from readily available pricing sources via independent providers for market transactions involving similar liabilities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain significant unobservable assumptions and projections in determining the fair value assigned to such assets or liabilities. As of August 31, 2024 and 2023, the Company had one Level 3 asset, the notes receivable – related party, reimbursable public improvements, for which the Company did not record any impairment charges, as the fair value, based on a discounted cash flow analysis, exceeded the carrying value. As of August 31, 2024 and 2023, the Company had one Level 3 liability, the contingent portion of the CAA. The Company has determined that the contingent portion of the CAA does not have a readily determinable fair value and is immaterial (see Note 6).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

There were no transfers between Level 1, 2 or 3 categories during the years ended August 31, 2024 or 2023.

NOTE 4 – WATER AND LAND ASSETS

Investment in Water and Water Systems

The Company’s water and water systems consist of the following:

	August 31, 2024		August 31, 2023
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$23,381	$(3,579)	$20,020	$(2,813)
Rangeview water supply	15,889	(20)	15,084	(18)
Water supply – Other	7,588	(2,307)	7,612	(2,064)
Sky Ranch water rights and other costs	7,764	(1,641)	7,764	(1,487)
Sky Ranch pipeline	5,740	(1,366)	5,740	(1,175)
Lost Creek water supply	7,357	—	7,328	—
Fairgrounds water and water system	2,900	(1,591)	2,900	(1,503)
Wild Pointe service rights	1,632	(1,261)	1,632	(1,222)
Totals	72,251	(11,765)	68,080	(10,282)
Net investments in water and water systems	$60,486		$57,798

Construction in Progress

The construction in progress account represents costs incurred on various construction projects currently underway that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of water facilities being constructed which the Company anticipates will be placed in service during the next twelve months. During the year ended August 31, 2024, the Company incurred net disposals and/or capitalization of assets placed in service from construction in process of (1) $0.1 million of costs related to its construction projects, (2) $1.8 million of various water infrastructure projects, and (3) $0.4 million for its single-family rental business. During the year ended August 31, 2023, the Company added (1) $1.2 million of costs related to its construction projects, (2) $3.2 million toward various water infrastructure project costs, and (3) $3.5 million in net costs associated with its single-family rental homes resulting in the capitalization of $3.6 million of costs.

Single-Family Rental Homes

During the year ended August 31, 2022, the Company contracted for construction of 11 additional rental homes to be used in the rental business. During the year ended August 31, 2023, the Company capitalized nine additional single-family homes, whether detached houses, townhomes or paired homes, which are being utilized in the Company’s single-family rental business.  During the year ended August 31, 2024, the Company capitalized the remaining two homes in Phase 2A.  The costs of the homes are capitalized and when applicable are depreciated over periods not exceeding thirty-years, which is dependent on the asset type.  As of August 31, 2024, all 14 completed homes have been rented, with contracts signed to construct the first 12 single-family rentals in Phase 2B with construction set to begin in fiscal 2025.

The Company has reserved a total of 94 lots in Phase 2 (10 of which are in Phase 2A and completed as of August 31, 2024) of Sky Ranch to build additional rental homes.

Depletion and Depreciation

During the years ended August 31, 2024 and 2023, the Company recorded an immaterial amount of depletion charges, which relates entirely to the Rangeview Water Supply (as defined below).

During the years ended August 31, 2024 and 2023, the Company recorded $2.1 million and $2.2 million of depreciation expense, which include $0.6 million and $0.5 million of depreciation expense for other equipment not included in the table above.

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

The Company acquired the Rangeview Water Supply in 1996 pursuant to the following agreements:

●	1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (Lease), between the Company, the Land Board, and the Rangeview District;
●	The 1996 Service Agreement between the Company and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between the Company and the Rangeview District (Lowry Service Agreement), which allows the Company to provide water service to the Rangeview District’s customers located on the Lowry Ranch;
●	The Agreement for Sale of non-tributary and not non-tributary groundwater between the Company and the Rangeview District (Export Agreement), pursuant to which the Company purchased a portion of the Rangeview Water Supply referred to as the “Export Water” because the Export Agreement allows the Company to export this water from the Lowry Ranch to supply water to nearby communities; and
●	The 1997 Wastewater Service Agreement between the Company and Rangeview District (Lowry Wastewater Agreement), which allows the Company to provide wastewater service to the Rangeview District’s customers on the Lowry Ranch.
●	The ECCV Option Agreement, dated January 30, 2024, among the Company, Rangeview District, and the Land Board (ECCV Option), which allows the Company to add the East Cherry Creek Valley (ECCV) system and 4,000 acre-feet or Arapahoe aquifer groundwater, to the Lease, subject to the payment of additional rent, effective as of July 8, 2032 (the expiration of the ECCV lease).

The Lease, the Lowry Service Agreement, the Export Agreement, and the Lowry Wastewater Agreement, and the ECCV Option are collectively referred to as the Rangeview Water Agreements.

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

Rates and charges for all water and wastewater services on the Lowry Ranch, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges cannot exceed the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements, the Land Board receives a royalty of 10% or 12% of gross revenue from the sale or disposition of the water, depending on the nature and location of the purchaser of the water, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt). The Company also is required to pay the Land Board a minimum annual water production fee of approximately $46,000 per year, which offsets earned royalties, and annual rent of $8,400 which amount is increased every five years based on the Consumer Price Index for Urban Customers. The Rangeview District retains 2% of the remaining revenue, and the Company receives 98% of the remaining revenue after the Land Board royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the Rangeview District’s wastewater tap fees and 90% of the Rangeview District’s wastewater treatment fees (the Rangeview District retains the other 10%).

Export Water – Pursuant to the Rangeview Water Agreements, the Company owns the Export Water and intends to use it to provide wholesale water and wastewater services to customers off the Lowry Ranch, including customers of the Rangeview District and other governmental entities and industrial and commercial customers. The Company will own all wholesale facilities required to extend water and wastewater services using its Export Water. The Company anticipates contracting with third parties for the construction of these facilities. If the Company sells Export Water, the Company is required to pay royalties to the Land Board ranging from 10% to 12% of gross revenue, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt).

WISE

The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the ten members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years. During each of the years ended August 31, 2024 and 2023, the Company made less than $0.1 million in capital investments in WISE. Capitalized terms used under this caption are defined in Note 8 below.

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

Wild Pointe – On December 15, 2016, the Rangeview District, acting by and through its water activity enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its water enterprise (Elbert 86 District), entered into a Water Service Agreement (Wild Pointe Service Agreement). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of the Company’s engagement by the Rangeview District as the Rangeview District’s exclusive service provider, the Company acquired, among other things, the exclusive right to provide water services to residential and commercial customers in the Wild Pointe development, located in unincorporated Elbert County, Colorado, for $1.6 million in cash. Pursuant to the terms of the Wild Pointe Service Agreement, the Company, in its capacity as the Rangeview District’s service provider, is responsible for providing water services to all users of water services within the boundaries and service area of the Elbert 86 District and for operating and maintaining the Elbert 86 District’s water system. In exchange, the Company receives 100% of the tap fees from new customers and 98% of all other fees and charges, including monthly water service revenue, remitted to the Rangeview District by the Elbert 86 District pursuant to the Wild Pointe Service Agreement. The Elbert 86 District’s water system currently provides water service to approximately 247 SFE water connections in Wild Pointe.

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

In September 2017, the Company entered a three-year O&G Lease for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate owned by the Company adjacent to the Lowry Ranch. This O&G lease expired during the year ended August 31, 2024.

Land and Mineral Rights

As part of the Sky Ranch acquisition, the Company acquired approximately 930 acres of land, of which approximately 354 acres have been sold to home builders for the purpose of building residential homes or dedicated for schools and public rights of way.

As of August 31, the costs allocated to the Company’s land held for development is as follows:

	August 31, 2024	August 31, 2023
Sky Ranch land	$1,982	$1,982
Sky Ranch development costs	1,483	2,452
Lost Creek land	218	218
Net land and mineral interests held for development	$3,683	$4,652

The Company also owns 700 acres of land in the Arkansas River valley which is held for investment purposes.

NOTE 5 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company for public improvements paid for by the Company which are reimbursable from the Sky Ranch CAB, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community. The Company has advanced funds to the Sky Ranch CAB for the cost of public improvements which the Sky Ranch CAB is responsible for constructing and the Company is obligated to fund through various funding agreements between the Sky Ranch CAB and the Company.  During the year ended August 31, 2024, the Company spent $14.4 million on public improvements which are payable by the Sky Ranch CAB to the Company and were therefore added to the note receivable from the Sky Ranch CAB. Additionally, for the year ended August 31, 2024, project management fees owed to the Company of $0.7 million, and interest income on the outstanding note receivable of $1.6 million were also added to the note receivable. During the year ended August 31, 2024, the Sky Ranch CAB made two payments to the Company on the note totaling $0.7 million, which was applied to interest on the note.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Year Ended
	August 31, 2024	August 31, 2023
Beginning balance	$24,999	$17,208
Additions	16,715	8,699
Payments received	(750)	(908)
Ending balance	$40,964	$24,999

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

NOTE 7 – ACCRUED LIABILITIES

At August 31, 2024 and 2023, the Company’s current accrued liabilities are:

(In thousands)	August 31, 2024	August 31, 2023
Accrued compensation	$1,045	$985
Other operating payables	147	406
Property taxes	206	148
Operating lease obligation, current	73	118
Professional fees	5	70
Rental deposits	38	34
Total accrued liabilities	$1,514	$1,761

Land development costs due to the Sky Ranch CAB	$1,556	$727
Due to Rangeview Metropolitan District	652	294
Total accrued liabilities - related parties	$2,208	$1,021

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

NOTE 8 – DEBT AND OTHER LONG-TERM OBLIGATIONS

The total scheduled maturities of the Company’s loans for each of the years ending August 31 are as follows, with each loan described below the table:

(In thousands)	Scheduled principal payments
Within 1 year	$104
Year 2	418
Year 3	1,343
Year 4	3,151
Year 5	290
Thereafter	1,638
Total principal payments	6,944
Deferred financing costs	(59)
Total principal payments, net	$6,885

SFR Note 1

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental homes. The SFR Note has the following terms:

●	Initial principal amount of $1.0 million
●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5% (4.25% as of August 31, 2024), which has a floor of 3.75% and a ceiling of 4.25%. In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments beginning January 1, 2022
●	Fifty-three principal and interest payments each month beginning July 1, 2022 in the amount of $4,600 each

●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by the three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements, calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

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

Working Capital Line of Credit

On January 31, 2022, the Company entered into a Business Loan Agreement (Working Capital LOC) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the rate published in the Western Edition of the Wall Street Journal as the Prime Rate plus 0.5%, which has a floor of 3.75%. In the event of default, the interest rate on the Working Capital LOC would be increased by adding an additional 2.0%. During the year ended August 31, 2024, the Company extended the Working Capital LOC, which now has an expiration date of January 31, 2026, a floating per annum interest rate equal to the rate published in the Western Edition of the Wall Street Journal as the Prime Rate plus 0.0% (8.5% as of August 31, 2024) and an amended floor rate of 5.00%.  As of August 31, 2024, the Company has not drawn on the Working Capital LOC.

Letters of Credit

During the year August 31, 2021, the Company entered four Irrevocable Letters of Credit (LCs). The LCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch. As of August 31, 2024, these four LCs totaled $2.3 million.  During the year ended August 31, 2023, the Company entered into an additional LC for less than $0.2 million, which expired one year from date of issuance but was renewed for a one-year period and can be renewed for additional periods of one year. During the year ended August 31, 2024, the Company entered into an additional three LCs totaling $0.9 million. So long as the Company performs on the contracts, the LCs will expire at various dates from December 2024 through November 2025. All eight LCs are secured by cash balances maintained in restricted cash accounts at the Company’s banks.

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

Pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (WISE Financing Agreement) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. During each of the years ended August 31, 2024 and 2023, the Company, through the Rangeview District, purchased 134 acre-feet and 199 acre-feet of WISE water for $0.4 million and $0.4 million. See further discussion in Note 15.

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

Effective October 1, 2023, the Company replaced its operating lease with a new operating lease (New Lease).  The New Lease decreased the square footage of leased space to approximately 11,434 square feet. The New Lease replaced the July 1, 2022 operating lease and June 1, 2023 amendment. In addition, a 5,100 square feet sublease was terminated after entering into the New Lease. The New Lease has an initial thirty-six-month term with the option to extend the lease term for up to two two-year periods.  The New Lease rental payment is approximately $10,000 per month which includes a certain pro-rata share of the lessor’s operating costs, which are variable in nature. The monthly payment will increase roughly 2.0% after twelve months. The Company’s lease agreement does not contain any residual value guarantees or material restrictive covenants. As a result of the New Lease, the Company’s associated right of use asset and liability decreased, as noted in the table below.  For the years ended August 31, 2024 and 2023, payments on lease liabilities totaled less than $0.1 million.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

(In thousands)	August 31, 2024	August 31, 2023
Operating leases - ROU assets	$158	$357

Operating lease liabilities, current	$73	$118
Operating lease liabilities, long term	87	242
Total lease liability	$160	$360

Weighted average remaining lease term (in years)	2.0	2.8
Weighted average discount rate	7.5%	6.0%

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

Equity Compensation Plan

The Company maintains the 2024 Equity Incentive Plan (2024 Equity Plan), which was approved by shareholders in January 2024 and became effective January 17, 2024.  Executives, eligible employees, consultants, and non-employee directors are eligible to receive options and stock grants pursuant to the 2024 Equity Plan. Options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Company’s board of directors. The Company has reserved 2.0 million shares of common stock for issuance under the 2024 Equity Plan.  As of August 31, 2024, 1,608 shares had been issued and there were 1,998,392 shares available for grant under the 2024 Equity Plan. Prior to the effective date of the 2024 Equity Plan, the Company granted stock awards to eligible participants under its 2014 Equity Incentive Plan (2014 Equity Plan), which expired April 12, 2024. As of August 31, 2024, restricted stock awards and awards to purchase 577,000 shares of the Company’s common stock have been made under the 2014 Equity Plan, of which 534,500 remain outstanding. No additional awards may be granted pursuant to the 2014 Equity Plan.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the consolidated statements of income. Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its options; therefore, the compensation expense has not been reduced for estimated forfeitures. For the years ended August 31, 2024 and 2023, 0 options and 30,000 options expired. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

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

For the year ended August 31, 2024, the Company granted no stock options. In addition, six non-employee Board members were each granted 3,006 unrestricted stock shares and one non-employee Board member was granted 1,608 unrestricted stock shares. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company’s common stock on the date of grants of $9.98 and $9.33. Stock-based compensation expense includes $0.2 million of expense related to these unrestricted stock grants. The unrestricted stock grants were fully expensed at the date of the grant because no vesting requirements existed for the unrestricted stock grants.

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

During the years ended August 31, 2024 and 2023, 38,500 and 119,500 options were exercised. For the options exercised in 2024, the Company had no options exercised for cash and only net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. The net settlement exercises during the year ended August 31, 2024, resulted in 17,456 shares issued and 21,044 options cancelled in settlement of shares issued. For the options exercised in 2023, the Company had no options exercised for cash and only net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. The net settlement exercises during the year ended August 31, 2023, resulted in 63,877 shares issued and 55,623 options cancelled in settlement of shares issued.

The following table summarizes the combined stock option activity for the 2014 Equity Plan and 2024 Equity Plan for the years ended August 31, 2024 and August 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2023	563,000	$9.15	5.5	$1,221
Granted	—	$—
Net settlement exercised	(38,500)	$—
Forfeited / Expired	—	$—
Outstanding at August 31, 2024	524,500	$9.42	4.7	$877
Options exercisable at August 31, 2024	465,500	$9.23	4.5	$820

Outstanding at August 31, 2022	712,500	$8.75	5.7	$1,489
Granted	—	$—
Net settlement exercised	(119,500)	$—
Forfeited / Expired	(30,000)	$—
Outstanding at August 31, 2023	563,000	$9.15	5.5	$1,221

The following table summarizes the activity and value of non-vested options as of and for the years ended August 31, 2024 and August 31, 2023:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2023	111,000	$4.43
Granted	—	$—
Vested	(52,000)	$4.41
Forfeited / Expired	—	$—
Non-vested options outstanding at August 31, 2024	59,000	$4.45

Non-vested options outstanding at August 31, 2022	232,998	$4.47
Granted	—	$—
Vested	(91,998)	$4.31
Forfeited	(30,000)	$5.16
Non-vested options outstanding at August 31, 2023	111,000	$4.43

All non-vested options are expected to vest. For the years ended August 31, 2024 and 2023, the total fair value of options that vested during the year was $0.2 million and $0.4 million. For the year ended August 31, 2024, there were no options granted.

For the years ended August 31, 2024 and 2023, share-based compensation expense was $0.4 million and $0.5 million.

As of August 31, 2024, the Company had unrecognized share-based compensation expenses totaling $0.1 million relating to non-vested options that are expected to vest. The weighted average period over which these options are expected to vest is less than 1 year. The Company has not recorded any excess tax benefits to additional paid-in capital.

Warrants

As of August 31, 2024, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

●	The date that all the Export Water is sold or otherwise disposed of,
●	The date that the CAA is terminated with respect to the original holder of the warrant, or
●	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2024 and 2023.

NOTE 10 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The table below presents the percentage of total revenue for the reported customers for the years ended August 31, 2024 and 2023. For water and wastewater customers, the Company primarily provides services on behalf of the Rangeview District for which the significant end users include all Sky Ranch homes in the aggregate combined with the Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fees revenue.

	Year Ended
% of Total Revenue Generated From:	August 31, 2024	August 31, 2023
Lennar	24%	17%
Melody (DR Horton)	19%	20%
Two oil & gas operators	19%	18%
KB Home	10%	12%
Challenger	9%	16%
Sky Ranch CAB	9%	7%

Additionally, as of August 31, 2023, 14% of the trade accounts receivable balance was owed by National Heritage Academies related to construction activities for the school site managed by the Company on the school’s behalf.

NOTE 11 – INCOME TAXES

For the year ended August 31, 2024, Pure Cycle recorded income tax expense of $4.0 million, which consisted of current income tax expense of almost $4.0 million and deferred income tax expense of less than $0.1 million. The deferred tax expense consists mainly of timing difference between book and tax depreciation of fixed assets.

For the year ended August 31, 2023, Pure Cycle recorded income tax expense of $1.5 million, which consisted of current income tax expense of $1.2 million and deferred income tax expense of $0.3 million. The deferred tax expense consists mainly of timing difference between book and tax depreciation of fixed assets.

During the year ended August 31, 2024, Pure Cycle paid Federal and State income tax installments of $1.6 million and $0.5 million. During the year ended August 31, 2023, Pure Cycle paid Federal and State income tax installments of $3.5 million and $0.9 million.

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

(In thousands)	August 31, 2024	August 31, 2023
Deferred tax assets (liabilities):
Depreciation and depletion	$(2,237)	$(2,155)
Non-qualified stock options	527	484
Accrued compensation	230	170
Deferred revenue	31	121
Other	54	28
Net deferred tax liability	$(1,395)	$(1,352)

As of August 31, 2024 and 2023, the Company had no liability for unrecognized tax benefits.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the fiscal years ended August 31:

	Year Ended
	August 31, 2024	August 31, 2023
Expected expense (benefit) from federal taxes at statutory rate of 21%	$3,283	$1,306
State taxes, net of federal benefit	559	201
Permanent and other differences	148	(57)
Stock Compensation	(14)	12
Other	43	59
Total income tax expense	$4,019	$1,521

At August 31, 2024 and 2023, the Company had no net operating loss carryforwards available for income tax purposes.

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

For the years ended August 31, 2024 and 2023, the Company recorded less than $0.1 million of expenses related to the 401(k) Plan.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating, and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. As of August 31, 2024, the Company had no contingencies where the risk of material loss was probable or reasonably possible of resulting in a material loss.

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

The water and wastewater resource development segment provides water and wastewater services to customers for fees. The water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat, and reuse wastewater. The land resource development segment includes all the activities necessary to develop and sell finished lots, which as of August 31, 2024 and 2023, was done exclusively at the Company’s Sky Ranch Master Planned Community.

O&G operations, although material in certain years, are deemed a passive activity as the CODM does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

The tables below present the measure of profit and assets the CODM uses to assess the performance of the segment for the periods presented:

	Year Ended August 31, 2024
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$11,561	$16,705	$481	$28,747

Cost of revenue	3,777	3,519	188	7,484
Depreciation and depletion	1,504	—	—	1,504
Total cost of revenue	5,281	3,519	188	8,988

Segment (loss) profit	$6,280	$13,186	$293	$19,759

	Year Ended August 31, 2023
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$7,323	$7,098	$165	$14,586

Cost of revenue	2,923	1,892	73	4,888
Depreciation and depletion	1,658	—	—	1,658
Total cost of revenue	4,581	1,892	73	6,546

Segment profit	$2,742	$5,206	$92	$8,040

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

(In thousands)	August 31, 2024	August 31, 2023
Water and wastewater resource development	$64,616	$63,129
Land development	8,521	7,710
Single-family rental	5,371	5,128
Corporate	68,846	57,249
Total assets	$147,354	$133,216

NOTE 15 – RELATED PARTY TRANSACTIONS

The Rangeview District

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (SMWSA). During the years ended August 31, 2024 and 2023, the Company provided funding of less than $0.1 million to the Rangeview District related to this Participation Agreement.

Through the WISE Financing Agreement, to date the Company has made payments totaling $6.4 million to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project and to construct the connection to the WISE system. At August 31, 2024, the amounts are included in Investments in water and water systems on the Company’s balance sheet. During the year ended August 31, 2024, the Company, through the Rangeview District, purchased 134 acre-feet of WISE water for $0.4 million.

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2024, WISE water was $6.55 per thousand gallons and such rate remained in effect through calendar 2024. Effective, January 1, 2023, WISE water increased to $6.48 per thousand gallons which was in effect through the end of calendar 2023. In addition, the Company pays certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves.

During the years ended August 31, 2024 and 2023, the Company provided $0.6 million and $0.6 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allocated share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

The Company has outstanding notes receivable of $42.2 million in the aggregate from the Rangeview District and the Sky Ranch CAB, which are related parties, as discussed below:

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

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $0.25 million, is unsecured, and bears interest based on the prevailing prime rate plus 2% (10.50% at August 31, 2024). The maturity date of the loan is December 31, 2025. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the Lease remains in effect. The August 31, 2024 balance in notes receivable - related parties, other totaled $1.2 million, which included borrowings of $1.2 million and accrued interest of less than $0.1 million. During the year ended August 31, 2024, the Rangeview District made payments totaling $0.3 million on the notes payable to the Company. The August 31, 2023 balance in notes receivable - related parties, other totaled $1.5 million, which included borrowings of $1.3 million and accrued interest of $0.1 million.

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

As of August 31, 2024, the balance of the Company’s advances for improvements, including interest, net of reimbursements already received from the Sky Ranch CAB, totaled $41.0 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB which have been certified by an independent third-party.

Sky Ranch Metropolitan District Nos. 1, 3, 4, 5, 6, 7 and 8 (Sky Ranch Districts) and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of the Rangeview District, two of the Sky Ranch Districts, and the Sky Ranch CAB consist of four employees of the Company (including the Company’s CEO and CFO) and one independent board member. Sky Ranch Metropolitan District No. 1 has a board comprised of three employees of the Company (including the Company’s CEO and CFO) and two independent board members.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson) a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch.  As the project progressed, change orders were approved by the Sky Ranch CAB board upon review by an independent engineer hired by the Sky Ranch CAB to certify costs are reasonable and appropriate for the scope of work contemplated.  During the years ended August 31, 2024 and August 31, 2023, the Sky Ranch CAB paid Nelson $0.1 million and $1.1 million, respectively, related to this contract. Nelson is majority owned by the chair of the Company’s board of directors.

NOTE 16 – EARNINGS PER SHARE

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). No options were excluded for the fiscal years ended August 31, 2024 and 2023.

	Year Ended
(In thousands, except share and per share amounts)	August 31, 2024	August 31, 2023
Net income	$11,613	$4,699

Basic weighted average common shares	24,083,001	24,031,068
Effect of dilutive securities	57,945	74,999
Weighted average shares applicable to diluted earnings per share	24,140,946	24,106,067

Earnings per share - basic	$0.48	$0.20
Earnings per share - diluted	$0.48	$0.19

NOTE 17 – SUBSEQUENT EVENTS

On October 21, 2024, the Company completed the purchase of approximately 432 acres of land in Weld County together with 378 acre-feet of ditch water in the Henrylyn Irrigation District and 300 acre-feet of groundwater rights in the Lost Creek Designated Basin for a purchase price of approximately $5.4M.  The purchase adds to the Company’s Lost Creek Water Supply, which it plans to consolidate with its Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off the Lowry Ranch.

On October 30, 2024, the Sky Ranch CAB sold tax-exempt, fixed rate, investment grade senior bonds in the aggregate principal amount of $18,585,000 and tax-exempt, fixed-rate subordinate bonds in the aggregate principal amount of $3,307,000 (collectively, the “2024 Bonds”). Upon the issuance of the 2024 Bonds, the Company received $10.1 million as partial reimbursement of the Company’s Note Receivable from the Sky Ranch CAB for advances the Company made to the Sky Ranch CAB to fund the construction of public improvements to the Sky Ranch property.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported, on September 15, 2022, we dismissed Plante & Moran, LLC as our independent registered public accounting firm and appointed Forvis Mazars, LLP (formerly known as FORVIS, LLP) as our independent registered public accounting firm for the Company’s fiscal year ending August 31, 2023. The dismissal of Plante & Moran, LLC and engagement of Forvis Mazars, LLP was approved by the Audit Committee of the board of directors and the full board of directors. We filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 19, 2022 announcing the change in auditors, which filing is incorporated by reference herein. Our independent registered accounting firm’s report on the financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and the Chief Financial Officer each concluded that, as of the end of period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 COSO Framework). Based on that assessment, management determined that as of August 31, 2024, our internal controls over financial reporting were effective.

Changes in Internal Controls

No changes were made to our internal control over financial reporting during the fourth quarter of our fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.5

Agreement for Water Service dated August 3, 2005 among the Company, Rangeview Metropolitan District and Arapahoe County. Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on August 4, 2005.

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

10.26	Pure Cycle Corporation 2024 Equity Incentive Plan. Incorporated by Reference to Exhibit 10.1 to the current report on Form 8-K filed January 19, 2024.**
10.27	Option Agreement, dated January 30, 2024, by and among the Land Board, the Rangeview Metropolitan District, and the Company. *
21.1	Subsidiaries *
23.1	Consent of Forvis Mazars, LLP *
24.1	Powers of Attorney (included on the Signatures page of this Annual Report on Form 10-K)*
31.1	Certification of principal executive officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
97.1*,**	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover page formatted as inline XBRL and contained in Exhibit 101
*	Filed herewith
**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Marc S. Spezialy
Marc S. Spezialy Vice President and Chief Financial Officer
November 13, 2024

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

Signature	Title	Date

/s/ Mark W. Harding
Mark W. Harding	President, Chief Executive Officer and Director	November 13, 2024
(Principal Executive Officer)

/s/ Marc S. Spezialy
Marc S. Spezialy	Vice President and Chief Financial Officer	November 13, 2024
(Principal Financial and Accounting Officer)
/s/ Patrick J. Beirne
Patrick J. Beirne	Chair, Director	November 13, 2024

/s/ Wanda J. Abel
Wanda J. Abel	Director	November 13, 2024

/s/ Frederick A. Fendel III
Frederick A. Fendel III	Director	November 13, 2024

/s/ Susan D. Heitmann
Susan D. Heitmann	Director	November 13, 2024

/s/ Daniel R. Kozlowski
Daniel R. Kozlowski	Director	November 13, 2024
/s/ Jeffrey G. Sheets
Jeffrey G. Sheets	Director	November 13, 2024