Form 10-Q
period 2025-02-28
PURE CYCLE CORP
filed 2025-04-09
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,076,305 shares of 1/3 of $.01 par value common stock as of April 7, 2025.

PURE CYCLE CORPORATION

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend,” “potential” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated revenue from water sales;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	demand for single-family rental homes;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction and sale of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated financial results, including anticipated increases in customers and revenue, from development of our Sky Ranch property;
●	estimated tap fees to be generated from the development of the various phases of Sky Ranch;
●	anticipated expansion and rental dates for our single-family rental homes;
●	anticipated revenue and cash flows from our single-family rental homes;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” (as defined herein) and the timing and availability of water from, and projected costs related to, WISE;
●	future water or wastewater tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●	anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;
●	capital required and costs to develop Sky Ranch;
●	anticipated development of other phases concurrently with the second phase of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Ranch, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenue from customers in the Rangeview District, Sky Ranch Districts, and Elbert & Highway 86 District;
●	plans for the use and development of our water assets and potential delays;
●	estimated number of connections we can serve with our existing water rights;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	expenditures for expenses and capital needs of the Rangeview District;
●	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;

●	factors that may impact labor and material costs;
●	estimated supply capacity of our water assets;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	our belief that several long-term land development and housing factors remain positive;
●	anticipated mortgage interest rates;
●	our belief that Sky Ranch is better positioned to navigate the changing market then competitors;
●	the impact of the homebuilding market and interest rates on our business and financial condition;
●	the recoverability of water and wastewater service costs from rates;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	service life of constructed facilities;
●	accounting estimates and the impact of new accounting pronouncements; and
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized, and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	our ability to successfully expand our single-family home rental business and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability, inflation and interest rates;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	declines in property values which impact tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use, environmental, and tax matters;
●	changes in interest rates;
●	changes in tenant relief laws, including laws regulating evictions, rent control laws, and other regulations that limit our ability to increase rental rates;
●	changes in private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;

●	outbreaks of disease, such as the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations, and the related impacts to the general economy;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment, including the impact of trade policies and tariffs;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in Part I Item IA of our most recent Annual Report on Form 10-K.

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	February 28, 2025	August 31, 2024
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$16,801	$22,113
Trade accounts receivable, net	3,397	1,472
Income taxes receivable	1,370	—
Prepaid expenses and other assets	811	530
Land under development	4,612	3,647
Reimbursable public improvements and project management fees	—	10,100
Total current assets	26,991	37,862
Restricted cash	5,338	3,245
Investments in water and water systems, net	64,832	60,486
Construction in progress	1,876	3,161
Single-family rental units	4,947	5,059
Land and mineral rights:
Held for development	4,580	3,683
Held for investment purposes	—	451
Held for sale	451	—
Other assets	1,305	1,164
Notes receivable – related parties, including accrued interest
Reimbursable public improvements and project management fees	38,005	30,864
Other	1,197	1,221
Operating leases - right of use assets	134	158
Total assets	$149,656	$147,354

LIABILITIES:
Current liabilities:
Accounts payable	$1,350	$1,948
Accrued liabilities	2,423	1,514
Accrued liabilities – related parties	1,107	2,208
Income taxes payable	—	1,442
Deferred lot sales revenue	2,048	2,173
Debt, current portion	252	64
Total current liabilities	7,180	9,349
Debt, less current portion	6,616	6,821
Deferred tax liability, net	1,395	1,395
Lease obligations - operating leases, less current portion	53	87
Total liabilities	15,244	17,652
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,076,305 and 24,063,894 outstanding, respectively	80	80
Additional paid-in capital	175,390	175,125
Accumulated deficit	(41,058)	(45,503)
Total shareholders’ equity	134,412	129,702
Total liabilities and shareholders’ equity	$149,656	$147,354

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share information)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenues:
Metered water usage from:
Municipal customers	$129	$111	$359	$313
Commercial customers	161	1,481	1,175	3,613
Wastewater treatment fees	93	87	182	173
Water and wastewater tap fees	2,126	—	3,592	581
Lot sales	1,136	1,215	3,455	3,111
Project management fees	116	41	369	141
Single-family rentals	118	125	242	234
Special facility projects and other	116	137	373	417
Total revenues	3,995	3,197	9,747	8,583

Cost of revenues:
Water service operations	402	511	885	1,064
Wastewater service operations	226	181	405	340
Land development construction costs	1,048	81	1,623	769
Project management costs	169	168	254	247
Single-family rental costs	25	33	93	90
Depletion and depreciation	468	360	839	722
Other	130	86	455	232
Total cost of revenues	2,468	1,420	4,554	3,464

General and administrative expenses	2,705	1,997	4,497	3,435
Depreciation	149	148	304	296
Operating income (loss)	(1,327)	(368)	392	1,388

Other income (expense):
Interest income - related party	322	215	806	939
Interest income - Investments	217	286	465	594
Oil and gas royalty income, net	1,910	53	4,717	87
Oil and gas lease income, net	—	20	—	38
Other, net	63	64	122	134
Interest expense, net	(109)	(111)	(218)	(219)
Income from operations before income taxes	1,076	159	6,284	2,961
Income tax expense	(267)	(41)	(1,538)	(778)
Net income	$809	$118	$4,746	$2,183

Earnings per common share - basic and diluted
Basic	$0.03	$—	$0.20	$0.09
Diluted	$0.03	$—	$0.20	$0.09
Weighted average common shares outstanding:
Basic	24,083,718	24,086,826	24,077,780	24,084,773
Diluted	24,196,178	24,149,195	24,177,677	24,149,524

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended February 28, 2025
	Preferred Shares		Common Shares		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at November 30, 2024	432,513	$—	24,076,909	$80	$175,181	$(41,674)	$133,587
Shares granted for services	—	—	15,396	—	180	—	180
Share-based compensation	—	—	—	—	29	—	29
Repurchases of common shares	—	—	(16,000)	—	—	(193)	(193)
Net income	—	—	—	—	—	809	809
Balance at February 28, 2025	432,513	$—	24,076,305	$80	$175,390	$(41,058)	$134,412

	Three Months Ended February 29, 2024
	Preferred Shares		Common Shares		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at November 30, 2023	432,513	$—	24,066,720	$80	$174,770	$(54,668)	$120,182
Restricted shares grants	—	—	—	—	7	—	7
Stock options exercised	—	—	13,978	—	—	—	—
Shares granted for services	—	—	18,036	—	180	—	180
Share-based compensation	—	—	—	—	57	—	57
Repurchases of common shares	—	—	(10,000)	—	—	(100)	(100)
Net income	—	—	—	—	—	118	118
Balance at February 29, 2024	432,513	$—	24,088,734	$80	$175,014	$(54,650)	$120,444

	Six Months Ended February 28, 2025
	Preferred Shares		Common Shares		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2024	432,513	$—	24,063,894	$80	$175,125	$(45,503)	$129,702
Restricted shares grants	—	—	9,200	—	21	—	21
Stock options exercised	—	—	13,815	—	—	—	—
Shares granted for services	—	—	15,396	—	180	—	180
Share-based compensation	—	—	—	—	64	—	64
Repurchases of common shares	—	—	(26,000)	—	—	(301)	(301)
Net income	—	—	—	—	—	4,746	4,746
Balance at February 28, 2025	432,513	$—	24,076,305	$80	$175,390	$(41,058)	$134,412

	Six Months Ended February 29, 2024
	Preferred Shares		Common Shares		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2023	432,513	$—	24,078,720	$80	$174,689	$(56,535)	$118,234
Stock options exercised	—	—	8,000	—	30	—	30
Restricted stock grants	—	—	13,978	—	—	—	—
Stock granted for services	—	—	18,036	—	180	—	180
Share-based compensation	—	—	—	—	115	—	115
Repurchases of common shares	—	—	(30,000)	—	—	(298)	(298)
Net income	—	—	—	—	—	2,183	2,183
Balance at February 29, 2024	432,513	$—	24,088,734	$80	$175,014	$(54,650)	$120,444

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net income	$4,746	$2,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and depletion	1,143	994
Trade accounts receivable	(1,925)	(620)
Accounts payable and accrued liabilities	(802)	(1,100)
Other assets and liabilities	(38)	226
Share-based compensation expense	265	325
Prepaid expenses	(281)	(291)
Net activity on notes receivable - related party, other	(51)	(59)
Deferred water sales revenue	—	(38)
Land under development	(4,310)	(3,074)
Deferred lot sale revenue	(125)	944
Taxes payable / receivable	(2,812)	727
Net activity on note receivable - related party, reimbursable public improvements	8,417	(1,902)
Net cash provided by (used in) operating activities	4,227	(1,685)
Cash flows from investing activities:
Purchase of property and equipment	(293)	(95)
Investments in future development phases at Sky Ranch	(1,094)	(1,612)
Construction costs of single-family rentals	(44)	(176)
Investments in water, water systems and land	(5,772)	(1,240)
Payments on note receivable - related party, other	75	100
Purchase of held-to-maturity investments in U.S. Treasury Bills	-	(169)
Net cash used in investing activities	(7,128)	(3,192)
Cash flows from financing activities:
Payments on notes payable	(17)	(15)
Repurchases of common shares	(301)	(298)
Net cash used in financing activities	(318)	(313)
Net change in cash, cash equivalents and restricted cash	(3,219)	(5,190)
Cash, cash equivalents and restricted cash – beginning of period	25,358	28,487
Cash, cash equivalents and restricted cash – end of period	$22,139	$23,297
Cash and cash equivalents	$16,801	$20,417
Restricted cash	5,338	2,880
Total cash, cash equivalents and restricted cash	$22,139	$23,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,800	$65
Cash paid for interest	$207	$209
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$404	$284
Change in investments in water and water systems included in accounts payable and accrued liabilities	$236	$171
Issuance of shares for compensation	$201	$196

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

February 28, 2025

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (the “Company” or “Pure Cycle”) and include all adjustments that are of a normal recurring nature and are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and six months ended February 28, 2025 and February 29, 2024. The August 31, 2024 balance sheet was derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested the accompanying consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2024 (“2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on November 13, 2024. The results of operations for interim periods presented are not necessarily indicative of the operating results expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, dollar amount of reimbursable costs and collectability of reimbursable costs, costs of revenue for lot sales, share-based compensation, certain accrued liabilities, and the useful lives and recoverability of long-lived assets. Actual results could differ from those estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” ("ASU 2024-03"), which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for the Company for annual periods beginning September 1, 2027. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statement disclosures.

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

The notes receivable – related party, reimbursable public improvements and project management fees are due to the Company from the Sky Ranch CAB and reports the balances owed by the Sky Ranch CAB to the Company for public improvements paid for by Pure Cycle which are reimbursable from the Sky Ranch CAB and include project management fees related to the Company’s management of the construction of the public improvements, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community (Sky Ranch). Pure Cycle has advanced funds to the Sky Ranch CAB for the cost of constructing certain public improvements at Sky Ranch which are the ultimate responsibility of the Sky Ranch CAB. During the three and six months ended February 28, 2025, Pure Cycle spent $2.4 million and $6.5 million on public improvements which are payable by the Sky Ranch CAB to Pure Cycle. Since Pure Cycle believes the amounts are probable of collection, they have been added to the note receivable from the Sky Ranch CAB. Additionally, for the three and six months ended February 28, 2025, project management fees of $0.1 million and $0.4 million and interest income on the outstanding note receivable of $0.3 million and $0.8 million were also added to the note receivable. During the three and six months ended February 28, 2025, the Sky Ranch CAB paid Pure Cycle $0.4 million and $10.6 million pursuant to the note. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

During the three and six months ended February 29, 2024, Pure Cycle spent $1.0 million and $3.5 million on public improvements which are payable by the Sky Ranch CAB to Pure Cycle. Since Pure Cycle believes the amounts are probable of collection, they have been added to the note receivable from the Sky Ranch CAB. Additionally, for the three and six months ended February 29, 2024, project management fees of less than $0.1 million and $0.1 million and interest income on the outstanding note receivable of $0.2 million and $0.9 million were also added to the note receivable. During the three and six months ended February 29, 2024, the Sky Ranch CAB paid Pure Cycle $0.3 million and $0.3 million, respectively, pursuant to the note. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Three Months Ended
	February 28, 2025	February 29, 2024
Beginning balance	$35,580	$28,270
Additions	2,775	931
Payments received	(350)	(286)
Ending balance	$38,005	$28,915

	Six Months Ended
	February 28, 2025	February 29, 2024
Beginning balance	$40,964	$24,999
Additions	7,663	4,202
Payments received	(10,622)	(286)
Ending balance	$38,005	$28,915

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

NOTE 3 – REVENUES, FEES AND OTHER INCOME ITEMS

The Company’s revenue is primarily generated from three unique segments: (1) Sales of water and wastewater taps, metered water and wastewater usage; (2) the sale of lots to homebuilders; and (3) rent collected from its single-family homes. Detailed descriptions of the policies related to revenue recognition are included in Note 2 to the 2024 Annual Report.

The following describes significant components of revenue for the three and six months ended February 28, 2025 and February 29, 2024.

Water and wastewater tap fees – During the three months ended February 28, 2025 and February 29, 2024, the Company sold a total of 52 and 0 water taps, respectively, generating $1.7 million and $0 in tap fee revenues, respectively. During the three months ended February 28, 2025 and February 29, 2024, the Company sold a total of 52 and 0 wastewater taps, respectively, generating $0.4 million and $0 in tap fee revenues, respectively. During the six months ended February 28, 2025 and February 29, 2024, the Company sold a total of 90 and 15 water taps, respectively, generating $2.9 million and $0.5 million in tap fee revenues, respectively. During the six months ended February 28, 2025 and February 29, 2024, the Company sold a total of 87 and 15 wastewater taps, respectively, generating $0.7 million and $0.1 million in tap fee revenues, respectively. The water taps were all sold at Sky Ranch and Wild Pointe, and the wastewater taps were all sold at Sky Ranch.

Metered water usage and wastewater treatment fees – During the three months ended February 28, 2025 and February 29, 2024, the Company sold a total of 64 and 404 acre-feet of water, respectively, generating $0.4 million and $1.7 million in metered water and wastewater treatment fees revenue, respectively. During the six months ended February 28, 2025 and February 29, 2024, the Company sold a total of 367 and 1,028 acre-feet of water, respectively, generating $1.7 million and $4.1 million in metered water and wastewater treatment fees revenue, respectively. The Company provides water and wastewater services to customers, for which the customers are charged monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure, and certain usage revenues are subject to royalties as described in the 2024 Annual Report. The Company also sells water for industrial uses, mainly to oil and gas companies for use in the drilling and hydraulic fracking processes.

Lot sales – For the three months ended February 28, 2025 and February 29, 2024, the Company recognized $1.1 million and $1.2 million of lot sales revenue, respectively, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. For the six months ended February 28, 2025 and February 29, 2024, the Company recognized $3.5 million and $3.1 million of lot sales revenue, respectively, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. As of February 28, 2025, the first development phase (509 lots) is complete and the second development phase (1,032 lots) is being developed in five subphases, referred to as Phase 2A (229 lots), Phase 2B (211 lots), Phase 2C (228 lots), Phase 2D (218 lots) and Phase 2E (146 lots). As of February 28, 2025, Phase 2A is 100% complete, Phase 2B is approximately 95% complete, Phase 2C is approximately 48% complete, Phase 2D is approximately 18% complete, and Phase 2E is expected to begin development work in fiscal 2025. Phase 2B is substantially completed with some landscaping and warranty items remaining. Phase 2C is expected to be completed by the end of Pure Cycle’s fiscal 2025, Phase 2D is expected to be completed by the end of calendar 2025, and Phase 2E is expected to be completed by the end of the Company’s fiscal 2026.

Project management fees – During each of the three-month periods ended February 28, 2025 and February 29, 2024, the Company recognized $0.1 million and less than $0.1 million of project management revenue, respectively, from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project. During each of the six-month periods ended February 28, 2025 and February 29, 2024, the Company recognized $0.4 million and $0.1 million of project management revenue, respectively, from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project.

Single-family rental revenue

As of February 28, 2025, Pure Cycle has 14 single-family detached homes rented under separate lease agreements.  Pure Cycle generally rents its single-family properties under non-cancelable one-year lease agreements. For the three months ended February 28, 2025 and February 29, 2024, the Company recognized $0.1 million and $0.1 million of rental property revenues, respectively. For the six months ended February 28, 2025 and February 29, 2024, the Company recognized $0.2 million and $0.2 million of rental property revenues, respectively.

Pure Cycle will begin construction on 17 additional rental homes in Phase 2B, all of which the Company believes will be available for rent in calendar 2025. As of February 28, 2025, the Company had reserved 84 lots in Phases 2B, 2C and 2D of Sky Ranch for future rental units. When combined with the 14 units already built and rented, these additions will bring the total single-family rentals to 98. The Company expects to take approximately three more years to build and rent all these units. Based on these projections, the Company believes this could become a reportable operating segment in the future once its operations become material.

Special facility projects and other revenue

Pure Cycle receives fees from customers including municipalities and area water providers for contract operations services. These fees are recognized as earned, typically monthly, plus charges for additional work performed. Additionally, the Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance services. The revenue for both types of services are invoiced and recognized as special facility projects revenue. For the three months ended February 28, 2025 and February 29, 2024, the Company recognized $0.1 million and $0.1 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party. For the six months ended February 28, 2025 and February 29, 2024, the Company recognized $0.4 million and $0.4 million of special facility projects and other revenue, an immaterial amount of which is from work performed for the Sky Ranch CAB, a related party.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Three Months Ended February 28, 2025
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at November 30, 2024	$-	$537	$537
Revenue recognized	-	(828)	(828)
Revenue deferred	-	2,339	2,339
Balance at February 28, 2025	$-	$2,048	$2,048

	Three Months Ended February 29, 2024
	Water and Wastewater Resource Development	Land Development	Total
Balance at November 30, 2023	$50	$3,791	$3,841
Revenue recognized	(19)	(1,215)	(1,234)
Revenue deferred	-	29	29
Balance at February 29, 2024	$31	$2,605	$2,636

	Six Months Ended February 28, 2025
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2024	$-	$2,173	$2,173
Revenue recognized	-	(2,487)	(2,487)
Revenue deferred	-	2,362	2,362
Balance at February 28, 2025	$-	$2,048	$2,048

	Six Months Ended February 29, 2024
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2023	$69	$1,661	$1,730
Revenue recognized	(146)	(3,178)	(3,324)
Revenue deferred	108	4,122	4,230
Balance at February 29, 2024	$31	$2,605	$2,636

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

As of February 28, 2025 and August 31, 2024, the Company had no assets or liabilities measured at fair value on a recurring basis. As of February 28, 2025 and August 31, 2024, the Company had one Level 3 asset (notes receivable – related party), for which the Company did not record any impairment charges.

There were no transfers between Level 1, 2 or 3 categories during the three and six months ended February 28, 2025 and February 29, 2024.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the 2024 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	February 28, 2025		August 31, 2024
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$24,825	$(3,996)	$23,381	$(3,579)
Rangeview water supply	16,117	(20)	15,889	(20)
Water supply – Other	7,647	(2,434)	7,588	(2,307)
Sky Ranch water rights and other costs	7,764	(1,705)	7,764	(1,641)
Sky Ranch pipeline	5,740	(1,462)	5,740	(1,366)
Lost Creek water supply	10,812	—	7,357	—
Fairgrounds water and water system	2,900	(1,635)	2,900	(1,591)
Wild Pointe service rights	1,632	(1,353)	1,632	(1,261)
Totals	77,437	(12,605)	72,251	(11,765)
Net investments in water and water systems	$64,832		$60,486

During the three months ended February 28, 2025 there were no additional acquisitions of water rights. During the six months ended February 28, 2025, the Company’s Lost Creek water supply increased $3.5 million, primarily from the acquisition of 378 acre-feet of ditch water in the Henrylyn Irrigation District and 300 acre-feet of groundwater rights in the Lost Creek Designated Basin.

The Company, the Rangeview Metropolitan District (“Rangeview District”) and the State Land Board filed a Water Court Application on December 31, 2020 seeking: (1) to adjudicate 1,635 acre feet of water from the Box Elder Creek Alluvial aquifer (a new water right), (2) consolidate and enlarge certain reservoirs on the Lowry Ranch, (3) approve new places of use for existing water rights, (4) approve new places of storage for certain water rights, and (5) approve a new alternate diversion point for certain existing water rights. On February 7, 2025, the Water Court denied our new water right application of 1,635 acre feet of Box Elder Creek Alluvial aquifer water, as well as the consolidation and enlargement of certain reservoirs on the Lowry Ranch. Neither of these rulings impacted our existing water rights or existing reservoir storage sites. The Court sought additional information from the parties regarding the three claims which remain outstanding.

Construction in Progress

The construction in progress account represents costs incurred on various construction projects currently underway that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of costs incurred relating to water facilities and Sky Ranch infrastructure being constructed, which Pure Cycle anticipates will be placed in service during the next 12 months. During the three and six months ended February 28, 2025, the Company incurred $0.7 million and $1.1 million of costs related to construction in Sky Ranch and water and wastewater construction projects. The Company capitalized $1.5 million and $2.5 million of costs as projects were completed and placed into service during the three and six months ended February 28, 2025.

Single-Family Rental Homes

As of February 28, 2025, Pure Cycle has 14 single-family detached homes rented under separate lease agreements. Pure Cycle will begin construction on 17 additional rental homes in Phase 2B, all of which the Company believes will be available for rent in fiscal 2025. As of February 28, 2025, the Company had reserved 84 lots in Phases 2B, 2C and 2D of Sky Ranch for future rental units. When combined with the 14 units already built and rented, these additions will bring the total single-family rentals to 98. The Company expects to take approximately three more years to build and rent all these units. Based on these projections, the Company believes this could become a reportable operating segment in the future once its operations become material.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of February 28, 2025, the outstanding principal and deferred financing costs of the Company’s loans are as follows:

(In thousands)	February 28, 2025
Single-Family Rental Home Note Payable	$3,920
Lost Creek Note Payable	3,000
Total outstanding principal	6,920
Deferred financing costs	(52)
Less current maturities, net of current deferred financing costs	(252)
Debt, less current portion	$6,616

As of February 28, 2025, the scheduled maturities (i.e., principal payments) of the Company’s loans are as follows:

(In thousands)	Scheduled principal payments
Within 1 year	$293
Year 2	1,357
Year 3	348
Year 4	3,141
Year 5	298
Thereafter	1,483
Total principal payments	6,920
Deferred financing costs	(52)
Total principal payments, net	$6,868

SFR Note 1

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (“SFR Note 1”) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note 1 has the following terms:

●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5%, which has a floor of 3.75% and a ceiling of 4.25% (4.25% as of February 28, 2025). In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026

●	Fifty-three principal and interest payments each month which began July 1, 2022, in the amount of $4,600 each
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements (which the Company satisfied as of August 31, 2024), calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

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

Working Capital Line of Credit

On January 31, 2024, the Company entered a Business Loan Agreement (“Working Capital LOC”) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate (7.5% as of February 28, 2025), which has a floor of 5.00%. In the event of default, the interest rate on the Working Capital LOC would be increased by an additional 2.0%. As of February 28, 2025, the Company has not drawn on the Working Capital LOC.

Letters of Credit

At February 28, 2025, the Company had 11 Irrevocable Letters of Credit (“LOCs”) outstanding. The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch relating to the delivery of finished lots and as collateral for payment obligations outlined in the construction contract for certain single-family rental homes in Phase 2B. The Company has the intent and ability to perform on the contracts, after which, the LOC’s will expire at various dates from June 2025 through March 2026. As of February 28, 2025, the LOCs totaled $5.6 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank, renew annually at various dates and have a 1% annual fee.

NOTE 7 – EMPLOYEE STOCK PLANS

The Company reserved 2.0 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2024 Equity Incentive Plan (the “2024 Equity Plan”). As of February 28, 2025, there were 1,973,796 shares available for grant under the 2024 Equity Plan. Prior to the effective date of the 2024 Equity Plan, the Company granted options and stock awards to eligible participants under its 2014 Equity Plan (the “2014 Equity Plan”), which expired on April 12, 2024.

The following table summarizes the combined stock option activity for the 2014 Equity Plan and 2024 Equity Plan for the periods noted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2024	524,500	$9.42	4.7	$877
Granted	—	—
Net settlement exercised	(35,000)	7.89
Forfeited / Expired	—	—
Outstanding at February 28, 2025	489,500	$9.52	4.3	$1,161
Options exercisable at February 28, 2025	472,500	$9.54	4.2	$1,116

Outstanding at August 31, 2023	563,000	$9.15	5.5	$1,221
Granted	—	—
Net settlement exercised	(32,000)	—
Forfeited / Expired	—	—
Outstanding at February 29, 2024	531,000	$9.36	5.2	$689

During the three and six months ended February 28, 2025 and February 29, 2024, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options exercised but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. During the three and six months ended February 28, 2025, net settlement exercises resulted in 13,815 shares being issued and 21,185 options being cancelled in settlement of the shares issued. During the three and six months ended February 29, 2024, net settlement exercises resulted in 13,978 shares being issued and 18,022 options being cancelled in settlement of the shares issued.

The following table summarizes the activity and value of non-vested options under the 2014 Equity Plan and 2024 Equity Plan for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2024	59,000	$4.45
Granted	—	—
Vested	(42,000)	4.66
Forfeited / Expired	—	—
Non-vested options outstanding at February 28, 2025	17,000	$3.93

Non-vested options outstanding at August 31, 2023	111,000	$4.47
Granted	—	—
Vested	(52,000)	4.41
Forfeited	—	—
Non-vested options outstanding at February 29, 2024	59,000	$4.45

All non-vested options are expected to vest.

On January 15, 2025, the Company’s six non-employee Board members were each granted 2,566 shares of unrestricted stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company's common stock on the date of grant of $11.69. There is no vesting requirement for the unrestricted stock grants.

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

For the three and six months ended February 28, 2025, the Company recognized $0.2 million and $0.3 million of stock-based compensation expense. For the three and six months ended February 29, 2024, the Company recognized $0.2 million and $0.3 million of stock-based compensation expense.

At February 28, 2025, the Company had unrecognized compensation expenses totaling $0.2 million relating to non-vested options and restricted stock that are expected to vest. The weighted-average period over which these options and shares of restricted stock are expected to vest is approximately two years.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Rangeview Metropolitan District

The Rangeview District and the Company’s agreements with the Rangeview District are described in greater detail in Note 15 to the 2024 Annual Report.

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.3 million, which is unsecured, and bears interest based on the prevailing prime rate plus 2% (9.5% at February 28, 2025). The maturity date of the loan is December 31, 2025, at which time it automatically renews through December 31, 2026. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. At February 28, 2025, balance in notes receivable - related parties, other totaled $1.2 million, which included borrowings of $1.2 million and accrued interest of less than $0.1 million. As of August 31, 2024, the principal and interest on both loan agreements totaled $1.2 million, which included $1.2 million of borrowings and less than $0.1 million of accrued interest. During the three and six months ended February 28, 2025, the Company received interest and principal payments totaling $0.1 million from the Rangeview District. During the three and six months ended February 29, 2024, the Company received interest and principal payments totaling $0.1 million from the Rangeview District.

Additionally, the Company provides funding to the Rangeview District for the Rangeview District’s participation in the “Wise Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in Note 8 to the 2024 Annual Report. During the three months ended February 28, 2025 and February 29, 2024, the Company, through the Rangeview District, recieved no water deliveries from WISE. During the six months ended February 28, 2025 and February 29, 2024, the Company, through the Rangeview District, received metered water deliveries of 30 acre-feet and 65 acre-feet of WISE water, paying $0.1 million and $0.1 million for this water. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2025, WISE water was approximately $7.23 per thousand gallons and such rate will remain in effect through calendar 2025.

Sky Ranch Community Authority Board

The Sky Ranch CAB and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Note 15 to the 2024 Annual Report.

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to Sky Ranch. The Sky Ranch CAB was formed to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. For the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. To fund these improvements, the Company and the Sky Ranch CAB entered into various funding agreements obligating the Company to advance funds to the Sky Ranch CAB for specified public improvements constructed starting in 2018. All amounts owed under the agreements bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058, for the first phase and December 31, 2060 for the second phase shall be deemed forever discharged and satisfied in full.  The Company has received cumulative, project-to-date payments of $46.9 million from the Sky Ranch CAB for payments on the note receivable including both principal and interest payments.

As of February 28, 2025, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $38.0 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third-party. The Company anticipates providing additional funding of approximately $17.6 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2025 related to Phase 2B, Phase 2C, Phase 2D and Phase 2E of the Sky Ranch development.  Payments from Sky Ranch CAB are made based on available cashflow from operations or from proceeds from the issuance of bonds.

In fiscal 2022, through a competitive bidding process, the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2A of the Sky Ranch Master Planned Community. The contracted bid price is $0.4 million, which is being recognized as revenue as the construction of the fence progresses. Through the same process, the Sky Ranch CAB awarded the Company in fiscal 2024, a contract to construct fencing around Phase 2B of the Sky Ranch Master Planned Community.  The contracted bid price is $0.2 million, which is being recognized as revenue as the construction of the fence progresses.  During the three months ended February 28, 2025 and February 29, 2024, the Company recognized less than $0.1 million and $0 of revenue related to these contracts. During the six months ended February 28, 2025 and February 29, 2024, the Company recognized $0.1 and less than $0.1 million of revenue related to these contracts.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (“Nelson”), a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch. During the three months ended February 28, 2025 and February 29, 2024, the Sky Ranch CAB paid Nelson $0 related to this contract. During the six months ended February 28, 2025 and February 29, 2024, the Sky Ranch CAB paid Nelson $0 and $0.1 million related to this contract. Nelson is majority owned by the chair of the Company’s Board of Directors.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The tables below present the percentage of total revenue for the reported customers for the six months ended February 28, 2025 and February 29, 2024. For water and wastewater customers, the Company provides services on behalf of the Rangeview District for which the significant end users include Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fee revenues.

	Six Months Ended
% of Total Revenue Generated From:	February 28, 2025	February 29, 2024
KB Home	19%	9%
Lennar	17%	15%
Melody (DR Horton)	12%	9%
Two oil & gas operators	9%	40%
Challenger	9%	11%
Sky Ranch CAB	9%	7%

As of February 28, 2025, 94% of the reported trade accounts receivable balance, excluding oil and gas royalty receivable, is owed to Pure Cycle by the Rangeview District for tap fees, water usage and wastewater treatment fees.

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	February 28, 2025		August 31, 2024
Accrued compensation	$651		$1,045
Other operating payables	393		147
Property taxes	756		206
Operating lease obligation, current	85		73
Professional fees	500	(a)	5
Rental deposits	38		38
Total accrued liabilities	$2,423		$1,514

Land development costs due to the Sky Ranch CAB	$815		$1,556
Due to Rangeview Metropolitan District	292		652
Total accrued liabilities - related parties	$1,107		$2,208

(a)	As of February 28, 2025, the Company has accrued an estimated $0.5 million in legal expenses associated with expenses relating to the water court’s ruling in February 2025 and potential settlement negotiations regarding its remaining three claims.

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

The water and wastewater resource development segment includes providing water and wastewater services to customers. The Company delivers these services by using water rights owned or controlled by the Company and developing, operating, and maintaining infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all activities necessary to develop and sell finished lots, which for the three and six months ended February 28, 2025 and February 29, 2024, was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under the non-cancellable annual leases.

The tables below present the measure of profit and assets used to assess the performance of the two required segments and the single-family rentals that the Company believes will become a segment for the periods presented:

	Three Months Ended February 28, 2025
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$2,625	$1,252	$118	$3,995

Cost of revenue	758	1,217	25	2,000
Depreciation and depletion	468	—	—	468
Total cost of revenue	1,226	1,217	25	2,468

Segment profit	$1,399	$35	$93	$1,527

	Three Months Ended February 29, 2024
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$1,816	$1,256	$125	$3,197

Cost of revenue	778	249	33	1,060
Depreciation and depletion	360	—	—	360
Total cost of revenue	1,138	249	33	1,420

Segment profit	$678	$1,007	$92	$1,777

	Six Months Ended February 28, 2025
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$5,681	$3,824	$242	$9,747

Cost of revenue	1,745	1,877	93	3,715
Depreciation and depletion	839	—	—	839
Total cost of revenue	2,584	1,877	93	4,554

Segment (loss) profit	$3,097	$1,947	$149	$5,193

	Six Months Ended February 29, 2024
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$5,097	$3,252	$234	$8,583

Cost of revenue	1,636	1,016	90	2,742
Depreciation and depletion	722	—	—	722
Total cost of revenue	2,358	1,016	90	3,464

Segment profit	$2,739	$2,236	$144	$5,119

The following table summarizes the Company’s total assets by segment. The assets consist of water rights and water and wastewater systems in the Company’s water and wastewater resource development segment; land, land development costs and deposits in the Company’s land development segment; and the cost of the homes in the single-family rental segment. The Company’s other assets (Corporate) primarily consist of cash, short term investments, restricted cash, equipment, and related party notes receivable.

(In thousands)	February 28, 2025	August 31, 2024
Water and wastewater resource development	$67,912	$64,616
Land development	9,151	8,521
Single-family rental	5,333	5,371
Corporate	67,260	68,846
Total assets	$149,656	$147,354

NOTE 12 – EARNINGS PER SHARE

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended February 28, 2025 and February 29, 2024, the Company excluded 377,040 options and 468,631 options because their impact was anti-dilutive. For the six months ended February 28, 2025 and February 29, 2024, the Company excluded 389,603 options and 466,249 options because their impact was anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands, except share and per share amounts)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net income	$809	$118	$4,746	$2,183

Basic weighted average common shares	24,083,718	24,086,826	24,077,780	24,084,773
Effect of dilutive securities	112,460	62,369	99,897	64,751
Weighted average shares applicable to diluted earnings per share	24,196,178	24,149,195	24,177,677	24,149,524

Earnings per share - basic	$0.03	$0.00	$0.20	$0.09
Earnings per share - diluted	$0.03	$0.00	$0.20	$0.09

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of February 28, 2025, the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year considering any items requiring discrete recognition.

The effective income tax rate for the three and six months ended February 28, 2025, was impacted by adjustments related to reconciling items between the Company’s books and tax returns.

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

Recent Developments and Economic Conditions

The housing market stabilized in 2024 and into 2025 as the Federal Reserve shifted from an aggressive monetary policy in 2023 to a balanced policy in 2024 and early 2025 with relatively consistent interest rates. However, with the rising interest rates in 2022 and 2023, the 30-year fixed mortgage rates are still at their highest level in over 15 years. Homebuilders' strategic use of interest rate buydowns as incentives has played a crucial role in driving sales during higher levels of interest rates.

Despite recent market uncertainty stemming from anticipated US governmental policy changes, we maintain a positive long-term outlook on land development and the housing market based on fundamental factors remaining positive. These include favorable demographics, the lot and housing supply-demand imbalance resulting from a decade-plus of underproduction of new homes in relation to population growth, and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these factors, the current demand for new homes is subject to continued uncertainty due to many factors. The combination of higher mortgage interest rates since early 2022, several years of rising housing prices, elevated inflation, and various other macroeconomic and geopolitical concerns, has been moderating housing demand. Although interest and inflation rates have been stabilizing, we expect this moderate demand to continue throughout 2025. Given current conditions, we continue to monitor market dynamics and surrounding community performance and adjust the timing of additional construction expenditures at Sky Ranch as warranted. We believe our reasonably priced (entry level) lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate a changing market better than other surrounding and significantly higher priced communities.

Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economics, the homebuilding industry, capital, credit and financial market conditions and a stable and constructive political and regulatory environment (particularly regarding housing and mortgage loan financing policies and trade policies impacting the cost of construction and building materials). The continuing impact of the Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 and 2023 to moderate persistent U.S. inflation and the uncertainty in future Federal Reserve monetary policy are expected to be an ongoing headwind for the housing market in 2025 and beyond, as they have elevated mortgage loan interest rates and created macroeconomic uncertainty and volatility across financial markets. Prolonged supply chain disruptions and other production-related challenges could extend or delay our construction cycle times and intensify construction-related cost pressures beyond our experience in 2024. In addition, consumer demand for our homes, and our ability to grow and scale, revenue and returns in fiscal 2025 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. or in the Colorado markets. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in fiscal 2024, should not be considered indicative of future results.

Our Business Strategy

For more than 30 years, we have accumulated and continue to accumulate a portfolio of valuable water rights, land interests and single-family rental homes along the Front Range of Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we operate and maintain to serve domestic, commercial, and industrial customers in the eastern Denver metropolitan region. Our primary land asset, known as Sky Ranch, is in one of the most active development areas in the Denver metropolitan region along the rapidly developing I-70 corridor, where we are developing lots for residential, commercial, retail, and light industrial uses. Sky Ranch is zoned to include up to 3,200 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space, all of which will be serviced by our water and wastewater services segment. Additionally, we have retained lots in our Sky Ranch development for our single-family rental business where we build single-family homes for rent, typically under annual lease agreements. With 14 homes currently owned and rented, we continue to expand this new line of business which may include more than 200 rental homes at Sky Ranch over the next several years.

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

Our land development activities provide a strategic complement to our water and wastewater activities because a significant component of any master planned community is providing high quality domestic water, irrigation water, and wastewater to the community. Having control over the land and the water and wastewater services enables us to build infrastructure for potable water and irrigation distribution, wastewater and storm water collection, roads, parks, open spaces, and other investments efficiently and to manage delivery of these investments to match take-down commitments from our home builder customers without significant excess capacity in any of these investments.

We have been developing the Sky Ranch community since 2017 in phases. We believe it will take approximately eight to ten more years to fully develop Sky Ranch. In 2017, we began the initial development phase of Sky Ranch when we entered separate contracts with several national homebuilders, pursuant to which we sold a total of 505 single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities). Phase 1 of the Sky Ranch development is complete, and all revenue and costs have been recognized.

During our fiscal 2021, we began construction on the second development phase at Sky Ranch. For this phase, we entered separate contracts with several national homebuilders to sell 938 single-family attached and detached residential lots at Sky Ranch, and we retained approximately 94 lots (through such contracts and subsequent amendments) for use in our single-family home rental business. The second development phase is approximately 250 acres and is being completed in five sub-phases (referred to as Phase 2A, 2B, 2C, 2D and 2E). Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 76% increase in our average lot prices in Phase 2. For example, we increased our sales price for a 45’ foot lot from an average of $75,000 to $132,000 and added an escalation clause that increases the prices depending on timing of payments. The timing of cash flows includes certain milestone deliveries such as the completion of governmental approvals for final plats, installation of wet utilities, and final completion of lot deliveries.

In February 2021, we began construction activities in Phase 2A at Sky Ranch, which has 229 residential lots, 10 of which we have retained for use in our single-family rental business. Contracts with three of the four homebuilders include milestone payments as construction progresses, with the fourth homebuilder contract having one payment due at the transfer of title of the finished lots. As of February 28, 2025, Phase 2A of the Sky Ranch development is 100% complete, and we have received all $18.4 million of payments related to the sale of the 219 lots in Phase 2A.

In March 2023, we began construction activities in Phase 2B at Sky Ranch, which is platted for 211 residential lots, 17 of which we have retained for use in our single-family rental business. Contracts with three of the four homebuilders in Phase 2B include milestone payments as construction progresses, with the fourth homebuilder having one payment due at the transfer of title of the finished lots. As of February 28, 2025, Phase 2B of the Sky Ranch development is approximately 95% complete, and we have received all $17.3 million of payments related to the sale of the 211 lots in Phase 2B.

In February 2024, we began construction activities in Phase 2C at Sky Ranch, which is platted for 228 residential lots, 40 of which we have retained for use in our single-family rental business. Contracts with three of the four homebuilders in Phase 2C include milestone payments as construction progresses, with the fourth homebuilder having one payment due at the transfer of title of the finished lots. As of February 28, 2025, Phase 2C of the Sky Ranch development is approximately 48% complete. As of February 28, 2025, we received $4.2 million, which consists of the first milestone payments from the three builders with milestone payment contracts and the second milestone payment from one builder. We expect the remaining second milestone and finished lot payments for Phase 2C, which totals $13.5 million, to be received over the next 6 months.

In December 2024, we began construction activities in Phase 2D at Sky Ranch, which is platted for 218 residential lots, 27 of which we have retained for use in our single-family rental business. We are contracted with one homebuilder and are in contract review with another homebuilder in Phase 2D to include milestone payments as construction progresses.  We are contracted with a third homebuilder having one payment due at the transfer of title of the finished lots. As of February 28, 2025, Phase 2D of the Sky Ranch development is approximately 18% complete. As of February 28, 2025, we received $1.4 million, which consists of the first milestone payment from the first builder with a milestone payment contract. We expect all milestone payments and finished lot payments for Phase 2D, which total $17.5 million, to be received over the next 12 months.

We recognize revenue earned under contracts with milestone payments over time using the percentage of completion method which aligns the recognition of revenue with the requisite progress made on construction activities. During the three months ended February 28, 2025 and February 29, 2024, due to the construction progress in Phase 2A through 2D, we recognized $1.1 million and $1.2 million of lot sales revenue related to construction at Sky Ranch. During the six months ended February 28, 2025 and February 29, 2024, due to the construction progress in Phase 2A through 2D, we recognized $3.5 million and $3.1 million of lot sales revenue related to construction at Sky Ranch. Due to construction progress, we have recognized a total of $18.4 million of lot sales revenue since construction began on Phase 2A, $16.4 million of lot sales revenue since construction began on Phase 2B, $4.8 million of lot sales revenue since construction began on Phase 2C and $0.8 million of lot sales revenue since construction began on Phase 2D as of February 28, 2025. We expect to recognize the remaining $0.9 million of revenue for Phase 2B over the next 6 months, the remaining $13.0 million of revenue from all four homebuilders for Phase 2C before the end of our fiscal 2025 and the remaining $18.2 million of revenue from our homebuilders for Phase 2D before the end of our fiscal 2025.

We expect to begin construction activities in Phase 2E in the first quarter of fiscal 2026, with the completion of approximately 146 lots by the end of fiscal 2026.

Remaining payments for lot sales and the related revenue for Phase 2D will be recognized as construction of that phase occurs. We believe it will take approximately two more years to complete construction and sell the finished lots in all five subphases depending on market conditions and the permitting process.

In addition to the lot sales described above, from the start of development at Sky Ranch through February 28, 2025, we have received $28.1 million of water and wastewater tap fees from the homebuilders, which is for all 509 taps sold in Phase 1 (with four being allocated to our single-family rentals), all 229 taps sold in Phase 2A (with 10 being allocated to our single-family rentals) and 157 of 211 taps sold in Phase 2B (with 17 allocated to our single-family rentals). The timing of tap sales is dependent on when homebuilders request building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types including duplexes and townhomes. For Phase 2 in total, we estimate water and wastewater tap fees will exceed $20.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During Phase 1 of Sky Ranch, we retained ownership of four residential lots for use in this business. As of February 28, 2025, we have completed 14 single-family homes on these lots which we own, maintain, and have leased to qualified renters under one-year lease terms. We expect to expand our single-family rentals in our second development phase of Sky Ranch by building homes on lots we did not sell to our home builder partners, which we will rent out once completed. As of February 28, 2025, we reserved approximately 94 lots in Phase 2, 10 of which are in Phase 2A and are completed and rented as of February 28, 2025. Additionally, we have reserved 17 lots in Phase 2B, which we anticipate completing in calendar 2025.

We capitalize the costs of the homes and when applicable depreciate the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned and renters are typically under a one-year lease. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

Results of Operations

Executive Summary

For the three months ended February 28, 2025 and February 29, 2024, we generated net income of $0.8 million and $0.1 million, respectively. The increase was primarily due to an increase in oil and gas royalty income. The decrease in water sales to oil and gas operators for drilling purposes in 2025 was offset by an increase in water and wastewater tap fee revenue and an increase in oil and gas royalty income.  Lot sales revenue is recognized using the percentage of completion method, which is based on progress of construction. Despite increased challenges in the housing market, our land development activities continue to perform well, as we continue construction on Phase 2B, 2C and now 2D at Sky Ranch. The increase in cost of revenue was due to an increase in estimated cost for Phase 2B as well as increased property tax due to our accelerated development schedule.

For the six months ended February 28, 2025 and February 29, 2024, we generated net income of $4.7 million and $2.2 million, respectively. The increase was primarily due to an increase in oil and gas royalty income.  Total revenue increased over the two periods as well. Lot sales revenue is recognized using the percentage of completion method, which is based on progress of construction. Despite increased challenges in the housing market, our land development activities continue to perform well and increased compared to the prior year period, as we continue construction on Phase 2B, 2C and now 2D at Sky Ranch. The decrease in water sales to oil and gas operators for drilling purposes in 2025 was offset by an increase in water and wastewater tap fee revenue and an increase in oil and gas royalty income.

The tables below present our consolidated results of operations for the three and six months ended February 28, 2025 and February 29, 2024.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	February 28, 2025	February 29, 2024	$ Change	% Change
Water and wastewater resource development revenue	$2,625	$1,816	$809	45%
Land development revenue:
Lot sales	1,136	1,215	(79)	(7)%
Project management fees	116	41	75	183%
Single-family rental	118	125	(7)	(6)%
Total revenue	3,995	3,197	798	25%

Water and wastewater development cost of revenue	1,226	1,138	88	8%
Land development cost of revenue	1,217	249	968	389%
Single-family rental cost of revenue	25	33	(8)	(24)%
Total cost of revenue	2,468	1,420	1,048	74%

General and administrative expense and depreciation	2,854	2,145	709	33%
Operating income (loss)	(1,327)	(368)	959	261%
Other income, net	2,403	527	1,876	356%
Income taxes	(267)	(41)	226	551%
Net income	$809	$118	$691	586%

Basic EPS	$0.03	$—	$0.03	—%
Diluted EPS	$0.03	$—	$0.03	—%

Water delivered (acre-feet)	64	404	(340)	(84)%
Water taps sold	52	—	52	—%
Wastewater taps sold	52	—	52	—%
Lots delivered	—	—	—	—%

	Six Months Ended
(In thousands, except for water deliveries and taps sold)	February 28, 2025	February 29, 2024	$ Change	% Change
Water and wastewater resource revenue	$5,681	$5,097	$584	11%
Land development revenue
Lot sales	3,455	3,111	344	11%
Project management fees	369	141	228	162%
Single-family rental	242	234	8	3%
Total revenue	9,747	8,583	1,164	14%

Water and wastewater resource cost of revenue	2,584	2,358	226	10%
Land development cost of revenue	1,877	1,016	861	85%
Single-family rental cost of revenue	93	90	3	3%
Total cost of revenue	4,554	3,464	1,090	31%

General and administrative expense and depreciation	4,801	3,731	1,070	29%
Operating income	392	1,388	(996)	(72)%
Other income, net	5,892	1,573	4,319	275%
Income tax expense	(1,538)	(778)	760	98%
Net income	$4,746	$2,183	$2,563	117%

Basic EPS	$0.20	$0.09	$0.11	122%
Diluted EPS	$0.20	$0.09	$0.11	122%

Water delivered (acre-feet)	367	1,028	(661)	(64)%
Water taps sold	90	15	75	500%
Wastewater taps sold	87	15	72	480%

Three and Six Months Ended February 28, 2025 Results Compared to 2024

For the three and six months ended February 28, 2025, total revenue increased as compared to 2024, primarily due to water and wastewater tap fee revenue in 2025. Lot sales are recognized using the percentage of completion method. Construction activity increased in 2025. During the three months ended February 28, 2025, we were developing in Phase 2A, Phase 2B, Phase 2C and Phase 2D, compared to Phase 2A and Phase 2B in the three months ended February 29, 2024, resulting in more revenue being recognized. The decrease in water sales was driven by a decline in oil and gas drilling activities within our service area in 2025. This was offset by an increase in water and wastewater tap fee revenue. Tap fee revenue timing is dependent on the timing of builders filing for building permits, which has increased with the development of Phase 2B in 2025.

For the three and six months ended February 28, 2025, total costs of revenue increased as compared to 2024, primarily due to an increase in estimated cost for Phase 2B as well as increased property tax due to our accelerated development schedule.

For the three and six months ended February 28, 2025, general and administrative expense increased as compared to 2024, due to an accrual for legal fees booked in 2025 and increased expenses associated with additional employees hired in 2025 due to our continuing growth and accelerated development schedule.

For the three and six months ended February 28, 2025, other income increased as compared to 2024 primarily due to royalty revenues from our oil and gas mineral interest at Sky Ranch, from the completion of an additional six wells in 2024 which began producing during this fiscal year.

For the three and six months ended February 28, 2025, water deliveries decreased as compared to 2024 primarily due to decrease of water sales to oil and gas operators.

Water and Wastewater Resource Development Results of Operation

	Three Months Ended
(In thousands, except for water deliveries)	February 28, 2025	February 29, 2024	$ Change	% Change
Metered water usage from:
Municipal water usage	$129	$111	$18	16%
Commercial water usage	161	1,481	(1,320)	(89)%
Wastewater treatment fees	93	87	6	7%
Water and wastewater tap fees	2,126	—	2,126	—%
Other revenue	116	137	(21)	(15)%
Total segment revenue	2,625	1,816	809	45%

Water service costs	402	511	(109)	(21)%
Wastewater service costs	226	181	45	25%
Depreciation	468	360	108	30%
Other	130	86	44	51%
Total expenses	1,226	1,138	88	8%
Segment operating income	$1,399	$678	$721	106%

Water deliveries (acre-feet)
Sky Ranch	49	20	29	145%
Wild Pointe	8	10	(2)	(20)%
O&G operations	7	374	(367)	(98)%
Total water deliveries	64	404	(340)	(84)%

	Six Months Ended
(In thousands, except for water deliveries)	February 28, 2025	February 29, 2024	$ Change	% Change
Metered water usage from:
Municipal water usage	$359	$313	$46	15%
Commercial water usage	1,175	3,613	(2,438)	(67)%
Wastewater treatment fees	182	173	9	5%
Water and wastewater tap fees	3,592	581	3,011	518%
Other revenue	373	417	(44)	(11)%
Total segment revenue	5,681	5,097	584	11%

Water service costs	885	1,064	(179)	(17)%
Wastewater service costs	405	340	65	19%
Depreciation	839	722	117	16%
Other	455	232	223	96%
Total expenses	2,584	2,358	226	10%
Segment operating income	$3,097	$2,739	$358	13%

Water deliveries (acre-feet)
On Site	1	2	(1)	(50)%
Commercial sales - export water and other	1	2	(1)	(50)%
Sky Ranch	143	100	43	43%
Wild Pointe	38	34	4	12%
O&G operations	184	890	(706)	(79)%
Total water deliveries	367	1,028	(661)	(64)%

For the three and six months ended February 28, 2025, municipal water usage was consistent with 2024.  Commercial water usage revenue decreased for the three and six months ended February 28, 2025 compared to 2024 due to decreased water sales to oil and gas operators.

For the three and six months ended February 28, 2025, wastewater treatment fees increased slightly as compared to 2024 primarily due to new Sky Ranch customers.

For the three and six months ended February 28, 2025, water and wastewater tap sales increased compared to 2024 due to the timing of finished lots at Sky Ranch in 2025. Tap sales are driven by builders obtaining building permits in anticipation of home closings.

Land Development Results of Operations

	Three Months Ended
(In thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Lot sales	$1,136	$1,215	$(79)	(7)%
Project management revenue	116	41	75	183
Total revenue	1,252	1,256	(4)	(0)%

Land development construction and project management costs	1,217	249	968	389%

Segment operating income	$35	$1,007	$(972)	(97)%

	Six Months Ended
(In thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Lot sales	$3,455	$3,111	$344	11%
Project management revenue	369	141	228	162%
Total revenue	3,824	3,252	572	18%

Land development construction and project management costs	1,877	1,016	861	85%

Segment operating income	$1,947	$2,236	$(289)	(13)%

For the three months ended February 28, 2025, lot sales revenue decreased as compared to 2024 due to an increase in estimated cost to complete Phase 2B in fiscal 2025. For the six months ended February 28, 2025, lot sales revenue increased as compared to 2024 due to having three phases under construction Phase 2B, 2C and 2D in 2025. Per lot revenue is expected to increase as we complete each of the five subphases of Phase 2. Revenue from builder contracts is recognized over time with progress measured under the percent of completion method; therefore, revenue will fluctuate due to timing of construction activities throughout Phase 2.

For the three and six months ended February 28, 2025, land development construction costs increased compared to 2024 due to an increase in estimated cost for Phase 2B as well as increased property tax due to our accelerated development schedule.

Single-Family Rental Results of Operations

In fiscal 2021, we began construction on homes for our single-family rental business. Each home is rented under a one-year non-cancellable lease agreement. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities including water and wastewater services that are paid to us through the Rangeview District. As of February 28, 2025, the Company had a total of 14 units rented.

Liquidity, Capital Resources and Financial Position

As of February 28, 2025, our working capital, defined as current assets less current liabilities, was $19.8 million, which included $16.8 million in cash and cash equivalents.  All our cash is maintained at high-credit quality institutions, and we follow a diversified investment approach for our cash and cash equivalents by maintaining such funds with a portfolio of banks in high quality, highly liquid, short-term deposits and investments, to mitigate banking concentration risk. We believe that as of February 28, 2025, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. Our expected obligations for the next 12 months are described below.

Sky Ranch Development

Phase 1 of the Sky Ranch development is complete, Phase 2 began in February 2021, which is being done in five subphases, of which Phase 2A, Phase 2B, Phase 2C and Phase 2D are being actively developed as of February 28, 2025. We estimate total costs to complete the infrastructure (including public improvements) for all 886 lots in the first four subphases of Phase 2 to total $81.1 million. Of this, we anticipate spending up to $24.2 million in the next 12 months, and we anticipate receiving approximately $32.1 million in milestone and finished lot payments from our builder customers. Additionally, we expect to receive tap fee payments from our builder customers over the same period. The amounts we expect to spend and receive in the next 12 months are dependent on the pace of construction in Phase 2B, Phase 2C and Phase 2D. We believe water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

Single-Family Rental Construction Contract

As of February 28, 2025, we have entered into contracts with national home builders to construct 17 rental units at Sky Ranch in Phase 2B. The contracted construction costs for all 17 units in Phase 2B will be approximately $6 million. As of February 28, 2025, we had incurred $0.3 million of these construction costs. We anticipate financing the majority of the remaining cost for Phase 2B rental units in fiscal 2025.

South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”)

We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate investing up to $1.0 million in total through fiscal year 2025 to fund the Rangeview District’s obligation to purchase water and fund development of infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we have the sole right to use and reuse the Rangeview District’s 9% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately 3.0 million gallons per day of transmission pipeline capacity and up to 900 acre-feet per year of water.

Summary Cash Flows Table

	Six Months Ended
(In thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Cash (used) provided by:
Operating activities	$4,227	$(1,685)	$5,912	351%
Investing activities	(7,128)	(3,192)	(3,936)	(123)%
Financing activities	(318)	(313)	(5)	(2)%

Net Change in cash	$(3,219)	$(5,190)	$1,971	38%

For the six months ended February 28, 2025, we used cash as follows:

●	Operating activities provided $4.2 million in cash, mainly from a partial reimbursement of the Company’s Note Receivable from the Sky Ranch CAB. This was offset by normal operations to fund construction activities (including the public improvements) at Sky Ranch and payments to vendors. We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.

●	Investing activities used $7.1 million in cash, mainly for the purchase of land and water rights. We also continued our investing in future phases of Sky Ranch and construction of additional water delivery infrastructure.
●	Financing activities used $0.3 million of cash, mainly for the repurchase of common stock.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of our 2024 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three and six months ended February 28, 2025, are the same as those described in our 2024 Annual Report. There have been no changes to our critical accounting policies during the three and six months ended February 28, 2025. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, the President and the Chief Financial Officer each concluded that as of February 28, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, Rangeview District and the State Land Board filed a Water Court Application in Colorado Water Court Division 1 on December 31, 2020, seeking: (1) to adjudicate 1,635 acre feet of water from the Box Elder Creek Alluvial aquifer (a new water right), (2) consolidate and enlarge certain reservoirs on the Lowry Ranch, (3) approve new places of use for existing water rights, (4) approve new places of storage for certain water rights, and (5) approve a new alternate diversion point for certain existing water rights. On February 7, 2025, the Water Court denied our new water right application of 1,635 acre feet of Box Elder Creek Alluvial aquifer water, as well as the consolidation and enlargement of certain reservoirs on the Lowry Ranch. Neither of these rulings impacted our existing water rights or existing reservoir storage sites. The Court sought additional information from the parties regarding the three claims which remain outstanding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2022, our Board of Directors approved a stock repurchase program. The program is open-ended and authorizes repurchases of up to an aggregate of 200,000 shares of common stock in the open market. During the quarter ended February 28, 2025, the Company repurchased 16,000 shares of common stock under the repurchase program. The following table summarizes the purchase of our common stock during the quarter ended February 28, 2025 and through April 7, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 2024	6,000	12.62	6,000	124,074
January 2025	10,000	11.99	10,000	114,074
April 2025	2,000	10.19	2,000	112,074
Total	18,000	$11.60	18,000	112,074

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover page formatted as inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Marc S. Spezialy
Marc S. Spezialy
Vice President and Chief Financial Officer

April 9, 2025