Form 10-K
period 2025-08-31
PURE CYCLE CORP
filed 2025-11-12
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8814

PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34501 E Quincy Avenue, Bldg 1, Suite D, Watkins, CO	80137
(Address of principal executive offices)	(Zip Code)

(303) 292 – 3456
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock 1/3 of $.01 par value	PCYO	The NASDAQ Stock Market
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $200,552,430

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 10, 2025 – 24,080,605

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended August 31, 2025. Alternatively, we may include such information in an amendment to this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Annual Report on Form 10-K, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated revenue from water sales;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	demand for single-family rental homes;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction and sale of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated financial results, including anticipated increases in customers and revenue, from development of our Sky Ranch property;
●	estimated tap fees to be generated from the development of the various phases of Sky Ranch;
●	anticipated expansion and rental dates for our single-family rental homes;
●	anticipated revenue and cash flows from our single-family rental homes;
●	timing of and interpretation of royalty obligations to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” (as defined herein) and the timing and availability of water from, and projected costs related to, WISE;
●	future water or wastewater tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●	anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;
●	capital required and costs to develop Sky Ranch;
●	anticipated development of other phases concurrently with the second phase of Sky Ranch;
●	our ability to secure a permit and finance the construction of a new interchange at I-70 for continued development of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Ranch, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenue from customers in the Rangeview District, Sky Ranch Districts, and Elbert & Highway 86 District;
●	plans for the use and development of our water assets and potential delays;
●	estimated number of connections we can serve with our existing water rights;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	expenditures for expenses and capital needs of the Rangeview District;
●	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	factors that may impact labor and material costs;

●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	our belief that several long-term land development and housing factors remain positive;
●	anticipated mortgage interest rates;
●	our belief that Sky Ranch is better positioned to navigate the changing market than competitors;
●	the impact of the homebuilding market and interest rates on our business and financial condition;
●	the recoverability of water and wastewater service costs from rates;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	service life of constructed facilities;
●	accounting estimates and the impact of new accounting pronouncements;
●	our beliefs regarding the impact of the One Big Beautiful Bill Act; and
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized, and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics, tariffs, trade policies or other sources;
●	our ability to successfully expand our single-family home rental business and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability, inflation and interest rates;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	declines in property values which impact tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use, environmental, and tax matters;
●	changes in interest rates;
●	changes in tenant relief laws, including laws regulating evictions, rent control laws, and other regulations that limit our ability to increase rental rates;
●	changes in private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of the number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;

●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment, including the impact of trade policies and tariffs;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in this Annual Report on Form 10-K.

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

We are a diversified water and wastewater service provider, land developer, and home rental company. We provide wholesale water and wastewater services in the Denver, Colorado area, develop land we own into master planned communities, and develop single-family homes for rent. Each of our businesses providing water and wastewater services, land development and single-family home rentals generates attractive recurring monthly income.

For more than 30 years, we have accumulated and continue to accumulate a portfolio of valuable water rights, land interests and single-family rental homes along the Front Range of Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we operate and maintain to serve domestic, commercial, and industrial customers in the eastern Denver metropolitan region. Our primary land asset, known as Sky Ranch, is in one of the most active development areas in the Denver metropolitan region along the rapidly developing I-70 corridor, where we are developing lots for residential, commercial, retail, and light industrial uses. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space, all of which will be serviced by our water and wastewater services segment. Additionally, we have retained lots in our Sky Ranch development for our single-family rental business where we contract with national homebuilders to build us single-family homes for rent, typically under annual lease agreements. With 14 homes currently owned and rented, we continue to expand this new line of business, which may include more than 200 rental homes at Sky Ranch over the next several years.

Through our land development segment, we develop master planned communities creating value and opportunity for homeowners, and businesses who also become water and wastewater customers, along the busy I-70 corridor of the Denver metropolitan area. Our land development segment was borne from our desire to capitalize on the increase in the value our water can provide to raw land in the Colorado Front Range.

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

Our rental homes, water and land assets are designed, constructed, operated, and maintained by us. Our water, land development and home rental activities are each a distinct line of business which are operated separately but are cohesive business segments. We refer to these segments as our water and wastewater services segment, our land development segment, and our single-family rental segment, all of which are described in greater detail below. To date, within our three business segments, we have sold or are in the process of developing 1,529 finished lots, we have constructed and operated and maintain water and wastewater systems with capacity to serve approximately 2,500 residential equivalent units, and we have constructed and are renting 14 homes.

Water and Wastewater Services Segment

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

We mainly provide wholesale water and wastewater services to local governmental entities that in turn provide residential and commercial water and wastewater services to customers in their communities. Our largest customer is the Rangeview Metropolitan District (Rangeview District). We have the exclusive right to provide water and wastewater services to the Rangeview District’s customers in its exclusive 24,000-acre Lowry Ranch Service Area in the southeastern Denver metropolitan area pursuant to various agreements that are described in greater detail below. As of August 31, 2025, through the Rangeview District, we provide service to more than 1,600 single-family equivalent (SFE) water connections and 1,153 SFE wastewater connections. These connections are located mainly in the southeastern metropolitan Denver area on the Lowry Ranch and at our Sky Ranch development and other nearby areas where we have acquired service rights. With the water rights we own and control, we believe we can serve an estimated 60,000 SFEs. An SFE is a customer, whether residential, commercial, or industrial, that imparts a demand on our water or wastewater systems based on the estimated demand of a family of four persons living in a single-family house on a standard sized lot. For some instances herein, as context dictates, the term “acre-feet” (which is approximately 326,000 gallons) is used to designate an annual decreed amount of water available during a typical year.

In addition to our domestic customers, we provide raw water for industrial oil and gas operations. Multiple operators lease more than 135,000 acres in and adjacent to our service area with more than 100 wells and miles of oil and gas collection lines. Sales of water to industrial customers in the oil and gas industry are unpredictable and fluctuate dramatically but provide high margin revenue for our water assets.

Illustrative map of our main Water Resources and Service Area

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
Ridgeview Academy
RIDGE VIEW ACADAMY
Arapahoe County Fairgrounds
ARAPAHOE COUNTY FAIRGROUNDS & REGIONAL PARK
Transmission Main
Distribution Main
Residential Service
Commercial Service
Hydrant Service
Irrigation Service
Water Storage Boundary
Pure Cycle Service Area
N
0
2
4
Miles

Land Development Segment

In 2010 we purchased approximately 930 acres of land along the I-70 corridor known as Sky Ranch. The illustration below provides our planned overall layout of Sky Ranch. We acquired Sky Ranch with the intention of selling lots to home builders to add value to our core water and wastewater operations by adding the ultimate purchasers of the homes as our water customers. Sky Ranch is being developed in phases over several years, which began in June 2017, when we entered into agreements with three national home builders to sell the initial residential lots at Sky Ranch (referred to as Phase 1) and has continued to expand as we sell lots, including to additional national homebuilders, in Phase 2. We divided our land development into phases. We are now working on Phase 2 which is further divided into subphases that we refer to as Phases 2A, 2B, 2C, 2D and 2E to optimize the delivery of infrastructure and lots to our home builder customers on a real time basis without excess inventories of lots and homes.

Illustrative map of the Sky Ranch Master Planned Community

I-70
FUTURE LIGHT INDUSTRIAL PARCELS
FUTURE COMMERCIAL PARCELS
FUTURE OFFICE PARCELS
PHASE 1
PHASE 2E
SCHOOL SITE
OPEN SPACE DETENTION
WATER TREATMENT FACILITY
PHASE 2B
POCKET PARK
PHASE 2D
PHASE 3
E. 6TH AVENUE
PHASE 2A
PHASE 2C
FUTURE PARKS & OPEN SPACE
FUTURE SINGLE FAMILY DEVELOPMENT
E. 1ST AVENUE

As of August 31, 2025, we have delivered 1,169 finished lots to homebuilders, retaining 71 lots for our single-family rental segment, are under construction on 204 lots (Phase 2D) scheduled for completion in fiscal 2026, and have an additional 148 lots (Phase 2E) scheduled for completion in fiscal 2027 at Sky Ranch. As of August 31, 2025, homebuilders have built and sold 837 homes at Sky Ranch, with approximately 64 additional homes under construction. All Phase 1 lots in Sky Ranch are complete and all public improvements (roads, parks, open spaces, storm drain facilities, etc.) have been accepted by the various governmental entities that will control and maintain that infrastructure.

As part of our land development activities, we formed a new Charter School, Sky Ranch Academy, for the purpose of partnering with the Bennett School District 29J to build and operate a new K-12 Charter School located at Sky Ranch. Sky Ranch Academy has partnered with National Heritage Academy (NHA) to build and operate the charter, NHA brings more than 25 years of experience providing educational services at more than 100 schools in nine states, educating more than 60,000 students including five other schools in Colorado. Sky Ranch Academy opened in August 2023 serving grades K-7. In August of 2024 Sky Ranch Academy added grade 8.  In August 2025, NHA broke ground and anticipates opening a high school which will serve grades 9-12 for the 2026-2027 school year.

Single-Family Rental Segment

In recent years, the housing market and home prices in Colorado have grown significantly, mortgage rates have increased, and the average price of homes in Colorado has risen. As a result of these factors, we believe rental homes will continue to become increasingly attractive to provide affordable housing options to Colorado’s growing population. Additionally, we have seen a shift from people having to rent to people choosing to rent. We believe this shift will continue to shape the housing market for the foreseeable future. To capitalize on the growing single-family rental market, we launched our single-family rental division. We initially contracted with a local home builder to construct 14 single-family detached homes at Sky Ranch that we retained for use in our rental division. During the fall of 2025 we will bring online five rental townhomes constructed by one of our national homebuilder partners and we are currently under contract with several other national home builders to construct the next 40 single-family detached homes at Sky Ranch for delivery in fiscal 2026.  These rental homes represent our investment in our third operating segment as we expect to add an additional 76 homes in Phase 2 with the ability to add more than 200 homes as Sky Ranch builds out. Although the percentage rise in home prices has dropped off in the last year, we believe having ongoing recurring rental income in a community which is experiencing growth in home values and in which we are actively involved adds value to the community and provides tremendous opportunities to growing our balance sheet and diversifying our recurring revenues.

Illustrative map of our active and planned Single-family rental units in Phase 2 of the Sky Ranch Master Planned Community

Our Water Assets

We use our valuable and growing water and land assets within our water and land development operations. Our water assets are summarized in the table below and further discussed in this section (amounts in acre-feet):

Water Source	Groundwater	Designated Groundwater	Surface Water	Total
Rangeview Water Supply
Export (1)	10,000	—	1,650	11,650
Non-Export (2)	13,685	—	1,650	15,335
Fairgrounds	321	—	—	321
Sky Ranch	828	—	—	828
Lost Creek supply	520	670	378	1,568
WISE (3)	—	—	900	900
Total	25,354	670	4,578	30,602
(1)	Pending completion by the “Land Board” (defined below) of documentation related to the exercise of our right to substitute 1,650 acre-feet of our groundwater for a comparable amount of surface water.
(2)	We have the exclusive right to use this water to provide water services to customers on and off the Lowry Ranch, as described further below.
(3)	Amount of WISE water available for our use may vary by year and is described in greater detail below.

Rangeview Water Supply

Terminology typically used in the water industry that may help readers understand water rights are detailed below.

●	Non-Tributary Groundwater – groundwater located outside the boundaries of any designated groundwater basins in existence on January 1, 1985, the withdrawal of which will not, within one hundred years of continuous withdrawal, deplete the flow of a natural stream at an annual rate greater than one-tenth of one percent of the annual rate of withdrawal.
●	Not Non-Tributary Groundwater – statutorily defined as groundwater located within those portions of the Dawson, Denver, Arapahoe, and Laramie Fox-Hill aquifers outside of designated basins that does not meet the definition of “non-tributary.”
●	Tributary Groundwater – all water located in an aquifer that is hydrologically connected to a natural stream such that depletion has an impact on the surface stream.
●	Designated Groundwater – renewable and sustainable groundwater from certain areas of Colorado designated by the Colorado Ground Water Commission subject to management under the Colorado Ground Water Commission’s rules.
●	Tributary Surface Water – water on the surface of the ground flowing in a stream or river system.

Our Rangeview Water Supply consists of 30,602 acre-feet of tributary surface water, non-tributary groundwater, and not non-tributary groundwater, and approximately 26,000 acre-feet of adjudicated reservoir sites. The Rangeview Water Supply is principally located in the southeast Denver metropolitan area at the “Lowry Ranch,” which is land owned by the State Board of Land Commissioners (Land Board) and is described below.

We acquired our Rangeview Water Supply through the following agreements:

●	The 1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (Lease), among us, the Land Board, and the Rangeview District;

●	The 1996 Service Agreement between us and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between us and the Rangeview District (Lowry Service Agreement), which allows us to provide water service to the Rangeview District’s customers located on the Lowry Ranch;
●	The Agreement for Sale of non-tributary and not non-tributary groundwater between us and the Rangeview District (Export Agreement), pursuant to which we purchased a portion of the Rangeview Water Supply that we refer to as our “Export Water” because the Export Agreement allows us to export this water from the Lowry Ranch to supply water to nearby communities; and
●	The 1997 Wastewater Service Agreement between us and Rangeview District (Lowry Wastewater Agreement), which allows us to provide wastewater service to the Rangeview District’s customers on the Lowry Ranch.
●	The Option Agreement, dated January 20, 2024, among us, Rangeview District, and the Land Board (ECCV Option), which allows us to add the East Cherry Creek Valley (ECCV) system and 4,000 acre-feet or Arapahoe aquifer groundwater to the lease described above, subject to the payments of additional rent, effective as of July 8, 2032, upon the expiration of the ECCV lease, described below under the heading “East Cherry Creek Valley System”.

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

The Company, Rangeview District and the State Land Board filed a Water Court Application on December 31, 2020 seeking to: (1) adjudicate 1,635 acre feet of water from the Box Elder Creek Alluvial aquifer (a new water right), (2) consolidate and enlarge certain reservoirs on the Lowry Ranch, (3) approve new places of use for existing water rights, (4) approve new places of storage for certain water rights, and (5) approve a new alternate diversion point for certain existing water rights.  On February 7, 2025, the Water Court denied our new water right application of 1,635 acre feet of Box Elder Creek Alluvial aquifer water as well as the consolidation and enlargement of certain reservoirs on the Lowry Ranch.  Neither of these rulings impacted our existing water rights or existing reservoir storage sites.  The Court sought additional information from the Company and opposing parties regarding the three claims which remain outstanding before continuing the trial. The Company is working with opposing parties to reach a settlement agreement for all five claims in the Water Court Application.

Fairgrounds Water

The fairgrounds water represents groundwater rights we acquired from Arapahoe County in conjunction with us entering into water service agreements with the County for the Arapahoe County Fairgrounds. We use this water with our overall Rangeview Water Supply for supplying water services throughout our service area.

Sky Ranch Water Supply

As part of the acquisition of the Sky Ranch land in 2010, we also acquired the 828 acre-feet of water located beneath the property. The water is being used as part of our overall water system, which includes providing services to the Sky Ranch Master Planned Community.

Lost Creek Water Supply

The “Lost Creek Water” is comprised of water rights we acquired in 2019, 2022 and 2024 in the Lost Creek Designated Ground Water Basin in Weld County Colorado. In August 2019, we purchased 300 acre-feet of designated groundwater and 220 acre-feet of groundwater and ditch water. In June 2022, we purchased 370 acre-feet of designated groundwater. In October 2024, we purchased 300 acre-feet of designated groundwater and 378 acre-feet of groundwater and ditch water. All the Lost Creek Water will be changed for use as municipal/industrial/agricultural water as needed. In addition, we have filed an application with the Colorado Water Court, as described under Item 3 – Legal Proceedings, to use the Lost Creek Water to augment our municipal/industrial water supplies at the Lowry Ranch. Our plans are to consolidate our Lost Creek Water with our Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off the Lowry Ranch.

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

Land Board Royalties and Fees

Water Deliveries – Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenue earned from water sales that use the Rangeview Water Supply. The calculation of royalties depends on the location of the customer and whether the customer is a public or private entity. The Land Board does not receive a royalty from wastewater services. When we develop, operate, and deliver water from our Rangeview Water Supply, the Land Board receives royalties on the gross revenue at a rate of 12% from water delivered to all customers located on the Lowry Ranch and to all private customers located off the Lowry Ranch and 10% from public entity customers located off the Lowry Ranch. In the event that (i) metered production of water used on the Lowry Ranch in any calendar year exceeds 13,000 acre-feet or (ii) 10,000 acres of land on the Lowry Ranch have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive (in lieu of its royalty of 12% from customers on the Lowry Ranch), 50% of the collective net profits (ours and the Rangeview District’s) derived from the sale or other disposition of water on the Lowry Ranch. To date, neither of these conditions has been met, and such conditions are not likely to be met any time soon. In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty of two percent (2%) of the gross amount received from the sale of water taps to be served by the Rangeview Water Supply, except for the sale of any taps to Sky Ranch. Escalated royalties will be owed if we sell our Export Water outright rather than delivering water service. We do not currently anticipate selling our Export Water Rights.

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

South Metropolitan Water Supply Authority (SMWSA) and Water Infrastructure Supply Efficiency Partnership (WISE)

SMWSA is a municipal water authority in Colorado organized to pursue the acquisition and development of water supplies on behalf of its members, which include the Rangeview District. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. Pursuant to certain agreements between us and the Rangeview District, we agreed to provide funding to enable the Rangeview District to acquire rights to water projects undertaken by SMWSA, including rights to water supplied pursuant to the cooperative water project known as WISE. WISE provides for the purchase and construction of infrastructure (such as pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the South Metro WISE Authority (SMWA), consisting of the Rangeview District and nine other SMWSA members, from the City and County of Denver acting through its Board of Water Commissioners (Denver Water) and the City of Aurora acting by and through its utility enterprise (Aurora Water). In exchange for funding the Rangeview District’s WISE obligations, we have the exclusive right to use and reuse the Rangeview District’s 900 acre-feet of WISE water (approximately 9%) and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from providing those services. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity while staying within our annual subscription of 900 acre-feet between June 1st and May 31st.

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2024, WISE water was $6.55 per thousand gallons and such rate remained in effect through calendar 2024. Effective January 1, 2025, WISE water increased to $7.23 per thousand gallons, which will be in effect for all of calendar 2025. In addition, we pay certain system operational and construction costs, which is subject to the percentage of Rangeview District’s share (approximately 9%). If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves. For the year ended August 31, 2025, we, through the Rangeview District, purchased a total of just under 156 acre-feet of WISE water for $0.4 million. For the year ended August 31, 2024, we, through the Rangeview District, purchased a total of just over 134 acre-feet of WISE water for $0.4 million.

During the years ended August 31, 2025 and 2024, we provided $1.0 million and $0.6 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allocable share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

East Cherry Creek Valley System

Pursuant to a 1983 lease, ECCV Water and Sanitation District leased the right to develop infrastructure to pump up to 4,000 acre feet of groundwater from the Arapahoe aquifer below the Lowry Range (ECCV Lease). ECCV’s system is comprised of eight wells and more than ten miles of buried water pipeline located on the Lowry Ranch. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including hydraulic fracturing for oil and gas wells. The agreement allows us to use the ECCV system through April 30, 2032 in exchange for a flat monthly fee and a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. Pursuant to the ECCV Option, we will be able to add the use of the ECCV system and 4,000 acre-feet of Arapahoe aquifer groundwater to our Lease, upon the expiration of the ECCV lease (July 8, 2032) through the expiration of our Lease in 2081.

Sources of Water and Wastewater Service Revenue

Our water and wastewater resource development segment generates revenue from the following sources, described in greater detail below:

●	Monthly metered water usage and wastewater treatment fees;
●	One-time water and wastewater tap (connection) fees;
●	Construction and special facility funding fees;
●	Consulting fees; and
●	Industrial – oil and gas operations fees.

Monthly Metered Water Usage and Wastewater Treatment Fees

Monthly metered water usage fees are assessed to customers based on actual deliveries each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. The water usage fees for customers in the Lowry Ranch are noted in the tables below:

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

Water and Wastewater Tap Fees

We generate significant revenue from fees charged to customers to connect to our water and wastewater systems. These fees are known as tap fees. The tap fee is a non-refundable fee that is typically payable at the time a building permit is granted for construction of a home or business and authorizes the property to connect to the water or wastewater system. Once granted, the right stays with the property. We have no obligation to physically connect the property to the lines; this is typically done by the homebuilder or commercial developer. Once connected to the water and/or wastewater systems, the property has live service, and the customer can receive metered water deliveries from our system and send wastewater into our system. Thus, the customer has full control of the connection right as it can obtain all the benefits from this right. Our systems are “wholesale facilities,” namely those assets used to deliver water and wastewater to a service area or major regions or portions thereof. Wells, treatment plants, pump stations, tanks, reservoirs, transmission pipelines, and major sewage lift stations are typical examples of wholesale facilities.

In exchange for providing water and wastewater service to the Rangeview District’s customers using the Rangeview Water Supply and wastewater facilities, we receive 100% of Rangeview District’s water and wastewater tap fees after payment of a 2% royalty to the Land Board for the sale of water taps (other than taps to Sky Ranch which are exempt from royalties).

The Rangeview District’s 2025 water tap fees are $34,200 per SFE and its wastewater tap fees are $8,240. The Rangeview District assesses its tap and usage fees annually and adjusts the rates as necessary.

Construction and Special Facility Funding Fees

Construction and Special Facility Funding fees are fees we receive, typically in advance, from developers for us to build infrastructure that is normally the responsibility of the developer because the facilities service only the developer’s property. These types of facilities may include retail facilities, which distribute water to and collect wastewater from an individual subdivision or a community, and special facilities, which are required to extend services to an individual development and are not otherwise classified as a typical wholesale facility or retail facilities. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of special facilities. Once we certify that the special facilities have been constructed in accordance with our design criteria, the developer dedicates the special facilities to the Rangeview District, and we operate and maintain the facilities on behalf of Rangeview.

Consulting Fees

Consulting fees are received, typically monthly, from municipalities and area water providers for whom we provide contract operation services.

Industrial – Oil and Gas Operations Fees

We provide water for oil and gas operators that are performing hydraulic fracturing, mainly in the Niobrara Formation on and around our service area and our Sky Ranch property. These fees are paid based on the metered gallons of water delivered. Oil and gas drilling in our area is affected by the price of oil and state, local and federal government regulations. The number of wells drilled varies from year to year. Each well utilizes between 10 and 20 million gallons of water during the hydraulic fracturing process, which equates to selling water between approximately 100 and 200 homes for an entire year. With a large percentage of the acreage surrounding the Lowry Ranch in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by oil companies, we anticipate continuing to provide water for drilling and hydraulic fracturing in the future.

Service to Customers Not on the Lowry Ranch

In addition to customers on the Lowry Ranch, we have an agreement with the Rangeview District to be its exclusive water and wastewater service provider throughout its service area. This includes the design, construction, operation and maintenance of water and wastewater systems to serve the Rangeview District’s customers located outside the Lowry Ranch Service Area (for example Wild Pointe and Sky Ranch) (Non-Lowry Service Agreement). In exchange for providing water and wastewater services to the Rangeview

District’s customers that are not on the Lowry Ranch, we receive 100% of water and wastewater tap fees, 98% of the water usage fees, received by the Rangeview District from these customers, after deduction of royalties due to the Land Board, if applicable (i.e., if we use a portion of the Rangeview Water Supply, such as the Export Water, to provide service to such customers), and 90% of the monthly wastewater service and usage fees received by the Rangeview District from customers.

Sky Ranch Water and Wastewater Service – Pursuant to the Non-Lowry Service Agreement, we are the exclusive provider of water and wastewater services to all current and future residents, businesses, and other water users at the Sky Ranch development.

Wild Pointe – Elbert & Highway 86 Commercial Metropolitan District – In 2017, we entered into an agreement with the Rangeview District, which had entered into an agreement with Elbert & Highway 86 Commercial Metropolitan District (Elbert 86 District) to operate and maintain a water system for residential and commercial customers at the Wild Pointe development in Elbert County. The water system includes two deep water wells, a pump station, treatment facility, storage facility, over eight miles of transmission lines, and over 450 acre-feet of water rights serving Wild Pointe. We provided $1.6 million in funding to acquire the exclusive rights to operate and maintain all the water facilities in exchange for payment of the remaining residential and commercial tap fees and annual water use fees. Service to Wild Pointe is governed by the Non-Lowry Service Agreement.

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

Sky Ranch is zoned for residential, commercial, and retail uses, including up to 3,200 homes and more than two million square feet of commercial, retail, and light industrial development. See illustration above for the current layout of Sky Ranch. The development of Sky Ranch will occur in multiple filings and phases which will take several years to complete. As of August 31, 2025, we have delivered to homebuilders 1,169 finished lots, retaining 71 lots for our single-family rental segment, are under construction on 204 lots scheduled for delivery in fiscal 2026, and have under contract an additional 148 lots scheduled for delivery in fiscal 2027 at Sky Ranch. As of August 31, 2025, homebuilders have built and sold 837 homes at Sky Ranch, with approximately 64 homes under construction. All Phase 1 lots in Sky Ranch are complete and all public improvements (roads, parks, open spaces, storm drain facilities, etc.) have been accepted by the various governmental entities that will control and maintain the infrastructure.

As the land developer, we are obligated to provide finished lots (i.e. lots ready for building permits to construct homes) to each of the home builders as part of our agreements with them. We build, or contract to build, the roads, curbs, wet and dry utilities, storm drains, parks, open spaces, and other related improvements as part of a master planned community pursuant to our agreement with the Sky Ranch CAB. Each builder is required to purchase water and wastewater taps for each lot from the Rangeview District at the time a building permit is issued. The cost of the water and wastewater tap for a lot depends on the size of the lot, the size of the house, and the amount of irrigated landscaping. Pursuant to the Non-Lowry Service Agreement, we receive all the water and wastewater tap fees from tap sales at Sky Ranch and 98% of the ongoing monthly water and 90% of ongoing monthly wastewater service revenue.

Public improvements, such as roads, parks, water and sanitary sewer mains, storm sewer, and drainage improvements, that are shared by all homeowners in the development and are not specific to any private finished lot are ultimately owned by the governmental metropolitan district or other municipality that is responsible for the maintenance of the improvements. Upon completion and acceptance of certain public improvements by the “Sky Ranch Districts” or the Sky Ranch CAB (both of which are defined below), we are entitled to receive reimbursement for the verified public improvement costs. Pursuant to certain agreements with the Sky Ranch Districts and the Sky Ranch CAB, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., which costs are reimbursed to us by the Sky Ranch CAB through funds generated by the Sky Ranch Districts through taxes, fees, or the issuance of municipal bonds. See Note 2 and Note 5 to the accompanying consolidated financial statements regarding treatment and recognition of these public improvement costs.

Pursuant to our service agreements, we are required to construct all required wholesale water and wastewater improvements (i.e., a wastewater reclamation facility, water supply, storage, treatment, and other wholesale facilities) for the provision of water and wastewater service to the property. As of August 31, 2025, we have completed the required wholesale facilities and other infrastructure to provide water and wastewater for over 2,000 homes at Sky Ranch. The most significant wholesale facility built was the wastewater reclamation facility, which cost $10.2 million and has a designed capacity to provide wastewater for more than 2,000 single-family homes before requiring expansion. This allows the treatment facility to process wastewater for several development phases at Sky Ranch before additional investment is needed to increase its capacity.

We expect to have other phases developing concurrently with the second phase that could include commercial, retail, and light industrial sites. We expect full development of the Sky Ranch Master Planned Community to take another eight to ten years depending on market conditions.

Pursuant to the Sky Ranch Water and Wastewater Service Agreement, dated June 19, 2017, between PCY Holdings, LLC (a wholly-owned subsidiary of ours that holds title to the Sky Ranch land), and the Rangeview District, PCY Holdings, LLC, agreed to construct certain facilities necessary to provide water and wastewater service to Sky Ranch. The Rangeview District, through us as its exclusive service provider, agreed to provide water and wastewater services to the Sky Ranch property. We have installed roughly 29 miles of water delivery and wastewater collection infrastructure at a cost of $10.5 million, which is reimbursable by the Sky Ranch CAB as outlined in Note 5 to the accompanying consolidated financial statements.

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

We and the Sky Ranch CAB entered into a Facilities Funding and Acquisition Agreement (FFAA) for Phase 1 effective November 2017 and amended on September 2024, obligating us to advance funding to the Sky Ranch CAB for specified public improvements. We and the Sky Ranch CAB entered into a Phase 2 Facilities Funding and Acquisition Agreement (FFAA2) for Phase 2 effective December 2020, obligating us to advance funding to the Sky Ranch CAB for specified public improvements. All amounts owed under the FFAA and FFAA2 bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058, for Phase 1 and December 31, 2060, for Phase 2, shall be deemed forever discharged and satisfied in full. Advances and verified costs expended by us for expenses related to the construction of the agreed-upon public improvements are reimbursable to us by the Sky Ranch CAB. No repayment is required of the Sky Ranch CAB for advances made or expenses incurred related to the construction of public improvements unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient funds from property taxes, fees, or the issuance of bonds in an amount sufficient to reimburse us for all or a portion of advances or other public improvement expenses incurred. Unpaid advances accrue interest at the rate of 6% annually.  The Sky Ranch CAB has agreed to exercise reasonable efforts to issue bonds to reimburse us subject to certain limitations. In addition, the Sky Ranch CAB has agreed to utilize any available moneys not otherwise pledged to payment of debt or used for operation and maintenance expenses to reimburse us. Since 2017, we have advanced the Sky Ranch CAB a total of $85.6 million for funding the construction of the public improvements. The Sky Ranch CAB has remitted the following amounts to us for repayment of public improvements and the related interest:

●	In November 2019, the Sky Ranch CAB issued bonds and repaid $10.5 million;
●	In fiscal 2021, the Sky Ranch CAB repaid $0.4 million from unencumbered funds resulting from a budget surplus;
●	In fiscal 2022, the Sky Ranch CAB repaid $0.1 million from unencumbered funds resulting from a budget surplus;
●	In August 2022, the Sky Ranch CAB issued bonds and repaid $23.6 million;
●	In fiscal 2023, the Sky Ranch CAB repaid $0.9 million from unencumbered funds resulting from a budget surplus;
●	In fiscal 2024, the Sky Ranch CAB repaid $0.8 million from unencumbered funds resulting from a budget surplus;
●	In October 2024, the Sky Ranch CAB refinanced the 2019 bonds and repaid $10.1 million; and
●	In fiscal 2025, the Sky Ranch CAB repaid $5.1 million from unencumbered funds resulting from a budget surplus.

Due to continued growth and the continued belief the Sky Ranch CAB can repay amounts we spend on public improvements, Phase 2 reimbursable public improvements, along with the project management revenue, and interest income are being recorded as a note receivable from the Sky Ranch CAB as incurred. Note 5 to the accompanying consolidated financial statements summarizes the changes to the note receivable. The Sky Ranch CAB has an obligation to repay us but the ability of the Sky Ranch CAB to repay us before the contractual termination dates is dependent upon the establishment of a tax base or other fee-generating activities sufficient to recover reimbursable costs incurred. Costs incurred will be recognized as land under development costs or notes receivable – related party, depending on whether collectability is deemed to be considered probable.

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

Other Assets

Oil and Gas Leases

In 2011, we entered into an Oil and Gas Lease (Sky Ranch O&G Lease) and Surface Use and Damage Agreement and received an up-front payment and a 20% of gross proceeds royalty (less certain taxes) from the sale of oil and gas produced from the mineral estate we own at Sky Ranch. The Sky Ranch O&G Lease is now held by production, and we have been receiving royalties from the oil and gas production from six wells drilled within our mineral interest. During fiscal year ending August 31, 2024, seven new wells were drilled on Sky Ranch and placed into operations. During the years ended August 31, 2025 and 2024, we received $6.7 million and $0.8 million in royalties attributable to these wells.

Arkansas River Land and Minerals

As of August 31, 2025 and 2024, the Company owned 544 acres and 698 acres of land in the Arkansas River valley which is classified as held for sale as we intend to sell the remaining 544 acres in due course. We also own approximately 13,900 acres of mineral interests in the Arkansas River Valley, which has no carrying value on our books due to an impairment charge of $1.4 million we recorded in fiscal 2020. We currently have no plans to sell our mineral interests.

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

During fiscal 2025 and 2024, combined, we invested nearly $8.2 million in infrastructure, including wells, pipelines, appurtenances for the WISE and Sky Ranch water and wastewater systems to provide water and wastewater services to our growing number of customers at Sky Ranch and elsewhere. We expect to continue to invest in water rights and facilities as our customer demands grow.

We continue developing our Sky Ranch property, including finishing lots for home builders, building additional water and wastewater infrastructure for residential and commercial development at the property, and having homes constructed for our single-family home rental business. During the years ended August 31, 2025 and 2024, for Phase 2 we invested $21.7 million and $18.8 million in our Sky Ranch land which included $7.0 million and $5.7 million of expendable costs related to the delivery of finished lots and $15 million and $13.1 million of costs for public improvements which we expect to be repaid by the Sky Ranch CAB. Additionally, we spent approximately $0.1 million and $0.4 million on construction costs related to our single-family rental business. Phase 1 was our first project as a land developer and was done ahead of our original schedule and on budget. Phase 2A, which broke ground in February 2021, incurred a total of $22.0 million of construction costs to deliver the lots (of which we estimate $18.2 million is for public improvements to be repaid by the Sky Ranch CAB).  Phase 2B, which broke ground in March 2023, incurred a total of $18.5 million of construction costs to deliver the lots (of which we estimate $14.5 million is for public improvements to be repaid by the Sky Ranch CAB). Phase 2C, which broke ground in January 2024, incurred a total of $17.0 million of construction costs to deliver the lots (of which we estimate $15.9 million is for public improvements to be repaid by the Sky Ranch CAB). During the years ended August 31, 2025 and 2024, we sold 179 and 69 water and wastewater taps at Sky Ranch to homebuilders, respectively, which generated $7.1 million and $2.6 million of tap fees. The Company sold an additional three and four water taps during the years ended August 31, 2025 and 2024, respectively, which generated $0.2 million and $0.8 million. As of August 31, 2025, we have sold 956 water and wastewater taps at Sky Ranch in Phases 1, 2A, 2B, and 2C. Based on current prices and engineering estimates, we believe Phase 2 of Sky Ranch will produce additional tap fee revenue of $19.1 million in water and wastewater tap fee revenue and cash over the next three years.

We currently have 14 rental home leases and our next five rentals, townhomes in Phase 2B, are in the finishing stages of construction and will be rented by the end of calendar 2025.  We plan to build 76 additional rental homes over the next several years in Phases 2B-D. We anticipate building these homes concurrently with construction of homes in Phase 2. The 14 homes constructed to date have an average construction cost of approximately $350,000 and have a market value of more than $500,000 each.

We plan to develop additional water assets within the Denver area and are exploring opportunities to utilize our water assets in areas adjacent to our existing water supplies. Additionally, we continue to source additional land acquisitions that could be paired with our water to provide additional growth to each of our business segments.

Growth in Colorado

Colorado continues to grow. According to the latest census report from 2021, Colorado added over 744,000 residents from 2010 to 2021, a growth of 14.8%, bringing the Colorado population to nearly 5.8 million, which is projected to grow to more than 8.7 million by 2050. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region (and our Sky Ranch community), could require an additional 400,000 acre-feet of water by the year 2030 due to continued growth. What makes this difficult for land developers and builders is that Colorado law requires developers to demonstrate they have sufficient water supplies for their proposed projects before zoning applications will be considered. This means cities, municipalities, developers and builders must demonstrate water availability prior to development. This indicates that water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify.

In recent years we have witnessed several changing consumer patterns, including residents leaving downtown urban areas to buy homes in the suburbs and work remotely. This put our Sky Ranch community in the enviable position of being able to respond to this demand due to its great location, affordable home prices, available inventory, and easy access to work centers and major transportation corridors. We believe our ability to pair our water to our land and our in-house expertise for operating our systems allowed us to provide home builders with an affordable and sustainable master planned community that allowed our builders to quickly satisfy the increased demand from home buyers. We believe our affordable community will continue to grow through cyclical housing markets such as we experienced in fiscal 2024 and fiscal 2025.

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

This tremendous growth, coupled with relatively low new and resale home inventories, along with a shift in lifestyle choices from home ownership to renting, has pushed the single-family rental market into double-digit growth. Although this market has existed for decades, the focus has shifted from individuals owning the units to commercial institutions buying large blocks of houses for rentals. The single-family rental space is now among the fastest growing segments in the U.S. housing market. Demand for rental units has been steadily increasing due to current demographic trends related to Gen-Y and baby boomers; however, migration patterns related to remote work have accelerated that demand. According to the 2021 census, single-family rentals grew by 31% from 2007 to 2016, compared to 14% for multifamily rentals over the same period. As the demand for more single-family rental properties grows, an increasing number of larger investors are expanding their investment strategy to include the product. Recently, the single-family rental market was estimated at $3.4 trillion, compared to $3.5 trillion for the multifamily market, and institutional investors make up less than 2% of the market compared to 55% for the multifamily market. As more young families, families with children, and retirees look to rent single-family homes with yards and recreational amenities on a long-term basis, more investors are looking to the single-family rental markets to expand their portfolios and grow their capital.

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

Labor and Raw Materials

We competitively bid contracts for infrastructure improvements (grading, utilities, roads, water, and wastewater infrastructure) at Sky Ranch. Many of our contractors enter fixed-price contracts where the contractor is at risk for cost overruns prior to completion of improvements. Under these fixed-price contracts, the contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These quotes or estimates may be based on several assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. Increased costs or shortages of skilled labor, concrete, steel, pipe, and other materials could cause increases in development costs and delays. These shortages and delays may result in delays in the delivery of the lots under development or the completion of water or wastewater facilities, increase costs for us or other contractors on our projects, reduce gross margins from sales, or subject us to penalties or defaults under our agreements. While we contract with third parties for our labor and materials at a fixed price, which we believe allows us the ability to mitigate the risks associated with shortages of and increases in the cost of labor and building materials, other unforeseen factors may arise which could increase our costs.

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

Employees and Human Capital

As of August 31, 2025, we employed 44 full-time employees, and all are located in the USA. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. Approximately 41 percent are employed in our water and wastewater segment, approximately 34 percent are employed in our land development segment and approximately 25 percent are employed for support and other functions.  We are committed to creating a strong team environment where employees always treat customers and each other with respect, and where each of us practices the basic principles of integrity, flexibility, honesty, trust, and stewardship: principles we believe go hand-in-hand with achieving success.

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

For more information on our diversity and inclusion and community involvement initiatives, please see our Sustainability Page and our Environmental, Social, and Governance (ESG) report on our website at www.purecyclewater.com.

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

1.	Risks Related to the Impacts the Economy and External Forces May Have on Our Operations

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

In addition, the residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for acquisitions, interest rate levels and inflation, cost and availability of raw materials, among other factors. The residential housing market is impacted by federal and state personal income tax rates and provisions, and government actions, policies, programs and regulations directed at or affecting the housing market, including the Tax Cuts and Jobs Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies. In addition, changes in immigration policy and enforcement and tariffs imposed on products used in the construction industry can increase construction cost and thereby reduce demand for new housing. Macroeconomic factors also affect demand. For example, from 2020 to 2022 housing starts as well as home prices in Colorado increased, but more recently, rising interest rates have reduced demand for new home starts. The current demand for new homes is subject to continued uncertainty due to many factors, and we could experience declines in the market value and demand for our lots and rental homes, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Tariffs, trade restrictions, and related supply chain disruptions could increase our costs, delay our projects, or reduce demand for our products and services, any of which could adversely affect our business, results of operations, and financial condition. Our development, construction, and water operations rely on materials and equipment that may be subject to U.S. and foreign tariffs, duties, quotas, sanctions, and similar trade barriers. Existing or new measures—such as antidumping and countervailing duties, customs reclassifications, “Buy America”/local-content mandates, and retaliatory actions—can raise procurement costs, lengthen lead times, limit availability, or require alternative suppliers or redesigns, which may delay projects, compress margins, or require additional capital. Tariffs and trade restrictions on our oil and gas customers and homebuilding partners may also indirectly reduce demand for our industrial water sales and for residential lots and related water and wastewater services. Additionally, frequent changes in trade policy create pricing uncertainty and may limit our ability to pass through cost increases, especially under fixed-price or capped contracts. Suppliers may impose surcharges or assert force majeure tied to tariff shifts or shipping constraints, further increasing costs or causing schedule slippage. Prolonged or expanded tariffs, trade disputes, or sanctions regimes could materially raise construction and operating costs, delay or defer projects, reduce demand from key customer segments, and adversely affect our liquidity, results of operations, and financial condition.

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

Our operations could be adversely impacted by increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, which could cause lower margins or lost sales and adversely impact our business, financial position, results of operations and cash flows, and component price volatility and availability, as well as supplier concentration. The market prices for certain materials and components we purchase, primarily steel and PVC piping, have been volatile. In addition, some supplies are subject to long lead times. Disruptions to the commercial transportation network, including limited container and trucking capacity and port congestion, have increased supplier delivery times for materials to our facilities. Our margins and overall financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which may be subject to inflationary pressures resulting from increased tariffs, changes in supply and demand and other factors. Since the onset of COVID-19, we have seen operating costs trending upward, labor shortages, logistics disruptions, commodity cost increases and shortages, and overall increased demand in the land development and water business industries. In addition, some of our customers have experienced raw material shortages. Any such shortages can in turn impact and delay our ability to service our customers. While we seek to mitigate any cost increases, labor impacts and supply chain delays and shortages, these efforts may not be successful, and we may experience adverse impacts due to such factors. We cannot predict the extent of these current trends or other future increases in operating costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing such cost increases through to our existing and prospective customers, or our customers may seek other competitive sources due to supply chain delays, which could have a material adverse impact on our margins, business, financial position, results of operations and cash flows.

Our water business is subject to seasonal fluctuations and weather conditions that could affect demand for our water service and our revenue and that could become more extreme with climate change. We depend on an adequate water supply to meet the present and future demands of our customers and their end-use customers and to continue our expansion efforts. Conditions beyond our control may interfere with our water supply sources. Drought and overuse may limit the availability of water, and such droughts may become more frequent and prolonged with climate change. These factors might adversely affect our ability to supply water in sufficient quantities to our customers, and our revenue and earnings may be adversely affected by any supply issues. Additionally, cool, and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, adversely affecting our revenue and earnings. Furthermore, freezing weather may contribute to water transmission interruptions caused by pipe breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations. Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenue.

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

2.	Risks Related to Our Business and Operations

We may not generate sufficient cash flows from operations or other capital resources to pursue our business objectives. While we have generated net income in the past several years, prior to that we had a history of losses. Our cash flows from operations generally have not been sufficient to fund our operations, and we have been required to raise debt and equity capital and sell assets to remain in operation. Since 2004, we have raised over $76.0 million through (i) the issuance of more than $25.0 million of common stock (including the issuance of stock pursuant to the exercise of options, net of expenses), (ii) the issuance of $5.2 million of convertible debt, which was converted to common stock on January 11, 2011, and (iii) the sale of our Arkansas River water and land for $45.8 million in cash. Our continuing development of Sky Ranch requires significant cash expenditures. We have advanced the Sky Ranch CAB $85.6 million for construction of public improvements in Phases 1 and 2 at Sky Ranch and expect to advance approximately another $23.5 million for the completion of Phase 2 public improvements. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient funds from either tax revenue, fees or by issuing bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have funded and expect to continue to fund such expenditures with cash on hand and cash flows from operations. As of August 31, 2025, we had $22 million of cash on hand. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to continue to develop Sky Ranch, we may be forced to seek additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost, and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

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

The rates that the Rangeview District is allowed to charge customers on the Lowry Ranch for water services are limited by the Lease with the Land Board and our contract with the Rangeview District and may not be sufficient to cover our costs of construction and operation. The prices charged by the Rangeview District for water service on the Lowry Ranch are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually, the Rangeview District surveys the tap fees and rates of the three nearby providers, and the Rangeview District may adjust tap fees and rates and charges for water service on the Lowry Ranch based on the average of those charged by this group. We receive 100% of tap fees and 98% of water usage fees charged by the Rangeview District to its customers after the deduction of royalties owed to the Land Board. Our costs associated with the construction of water systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly higher rate than that of the fees we receive from the Rangeview District. Factors beyond our control and which cannot be predicted, such as government regulations, tariffs and other charges, changs in insurance and labor markets, drought, water contamination and severe weather conditions may result in additional labor and material costs that may not be recoverable under the current rate structure. Both increased customer demand and increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenue, we would be providing water service to the Rangeview District for use at the Lowry Ranch at a loss. The Rangeview District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought.

A significant portion of our water supplies come from non-renewable aquifers and inadequate water and wastewater supplies could have a material adverse effect on us. A significant portion of our water supplies comes from non-renewable Denver Basin aquifers. The State of Colorado regulates development and withdrawal of water from the Denver Basin aquifers to a rate of 1 percent of the aggregate amount of water determined to be in storage each year, which means our supply should last approximately 100 years even if no efforts were made to conserve or recharge the supply. Nonetheless, we may need to seek additional water supplies to prove our supply can last for 300 years as our non-renewable supplies are depleted. While the acquisition of WISE and Lost Creek water mitigates some of the risk of owning non-renewable supplies, if we are unable to obtain sufficient replacement supplies, it would have a material adverse impact on our business and financial condition. Additionally, the cost of developing and withdrawing water from the aquifers is expected to increase over time, and we may not be able to recover the increased costs through our rates and charges.

In many areas of Colorado, water supplies are limited, and in some cases, current usage rates exceed sustainable levels for certain water resources. We do not currently anticipate any short-term concerns with physical, legal, or continuous availability issues in our service areas. Insufficient availability of water or wastewater treatment capacity could materially and adversely affect our ability to provide for expected customer growth necessary to increase revenue. We continuously look for new sources of water to augment our reserves in our service areas, but our ability to obtain such rights may depend on factors beyond our control. We may not be able to obtain sufficient water or water supplies to increase customer growth as needed to increase or maintain our revenues. Also, increased costs to develop water from aquifers could have a significant negative impact on our business, results of operations, cash flows and financial condition.

To utilize our water resources as intended, we may need to apply for a change of use with the water court from time to time. This may take several years to complete, and there is no assurance that we will be able to obtain a favorable ruling, which may adversely impact our business and financial condition.  Water resources that have been historically used for purposes other than municipal and industrial uses or that have been used in other locations, such as our Lost Creek Water, require a favorable change of use ruling by the water court in order for us to use the water as planned. A change of use ruling by the water court could take several years and be a costly and contentious effort since it is anticipated that many parties will oppose the change of use and the transfer of the water. There are several conditions which must be satisfied prior to our receiving a change of use decree. One condition that we must satisfy is a showing of anti-speculation in which we, as the applicant, must demonstrate that we have contractual obligations to provide water service to customers prior to the water court ruling on the transfer of a water right. The water court is also expected to limit the transfer to the “consumptive use” portion of the water right and to address changing the historic use of the water from agricultural uses to other uses such as municipal and industrial use. We expect to face opposition to any consumptive use calculations of the historic agricultural uses of this water. The water court may impose conditions on our transfer of the water rights such as requiring us to mitigate the loss of the farming tax base, imposing re-vegetation requirements to convert soils from irrigated to non-irrigated, imposing water quality measures, and imposing limitations on the timing and location of transfers to mitigate the effect of the transfer on other affected users. Any such conditions, including a change of use ruling that precludes us from using the water resource as intended, would likely increase the cost of transferring the water rights or require us to develop alternative plans or water resources, which could result in substantial delays or expense which may adversely impact our business and financial condition.

A failure of the water wells or distribution networks we own or control could result in losses and damages that may affect our business and financial condition. We distribute water through a network of pipelines and store water in storage tanks and ponds. A failure of these pipelines, tanks or ponds could result in injuries and damage to property for which we may be responsible, in whole or in part. The failure of these pipelines, tanks, or ponds may also result in the need to shut down some facilities or parts of our water distribution network to conduct repairs. Such failures or shutdowns may limit our ability to supply water to our customers and to meet the water delivery requirements prescribed by our contracts, which could adversely affect our business, results of operations, cash flows, and financial condition. Any business interruption or other losses might not be covered by insurance policies or be recoverable through rates and charges, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

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

Dependence on third-party utilities for power and gas could delay our projects, increase costs, and adversely affect our results of operations and financial condition. Our development timelines and delivery of finished lots to national homebuilders depend on timely availability of electric and natural gas service from third-party utilities, including Xcel Energy and other providers. If these utilities are unable or unwilling to extend service when needed—due to permitting or siting delays, labor or equipment shortages, capacity constraints, storm or wildfire response priorities, regulatory proceedings, supply chain disruptions, interconnection backlogs, or changes in their construction schedules or investment plans—we may be forced to delay or resequence phases at Sky Ranch and other projects. Such delays can increase carrying and construction costs; postpone lot closings, water and wastewater service revenues, and rental home lease-up; and strain builder relationships. In addition, utility design changes, cost allocations, or line extension rules can increase off-site or on-site infrastructure costs beyond our estimates, and we may be unable to recover those increases through pricing. Prolonged or repeated utility service delays or cost escalations could materially and adversely affect our development activities, cash flows, results of operations, and financial condition.

We have limited experience with the development of real property. While we have extensive experience designing and constructing water and wastewater facilities and maintaining and operating these facilities, despite having completed Phase 1 and 2A, as well as a substantial amount of Phases 2B through 2E at Sky Ranch, we have less experience developing real property. We may underestimate the capital expenditures required to complete the development of Sky Ranch, including the costs of certain infrastructure improvements and construction costs related to our single-family home rental business. We have limited experience managing property development and construction activities, including the permitting and other approvals required, which may result in delays in completing Sky Ranch. Furthermore, construction and funding of a new interchange on I-70 may delay the issuance of permits beyond Phase 2.

The funds we are advancing to the Sky Ranch CAB for construction of public improvements might not be repaid, which would negatively impact our income, gross margin on selling lots, and cash flows. Since the start of development at Sky Ranch, we have advanced the Sky Ranch CAB $85.6 million for construction of public improvements and expect to fund an additional estimated $23.5 million to complete the buildout of public improvements in Phase 2. At August 31, 2025, of the amounts advanced to the Sky Ranch CAB, $43.8 million has not been repaid, including interest and project management fees. We expect that these amounts will be repaid by the Sky Ranch CAB but cannot guarantee that repayment will occur. No payment is required by the Sky Ranch CAB with respect to construction of public improvements unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have generated funds from property taxes, fee, or the issuance of municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. The ability and obligation of the Sky Ranch CAB to reimburse us is dependent on sufficient home sales and commercial development occurring at Sky Ranch to create a tax base that would enable the Sky Ranch CAB to issue bonds to pay for the improvements. If development at Sky Ranch is delayed or curtailed for any reason, including regulatory restrictions, a downturn in the economy or default by one or more of the builders at Sky Ranch, the Sky Ranch CAB may not have sufficient revenues to issue bonds.

Supply shortages and risks related to the demand for skilled labor and building materials could increase costs and delay closings. The property development and home construction industries are highly competitive for skilled labor and materials. Labor shortages throughout the Unites States including the Colorado Front Range have become more acute in recent years as the supply chain adjusts to uneven industry growth. Increased costs or shortages of skilled labor and/or concrete, steel, pipe, lumber, and other materials could cause increases in property development and home construction costs and delays, including in our single-family home rental business. We are unable to pass on increases in property development costs to home builders with whom we have already entered purchase and sale contracts for residential lots, at fixed prices, which were signed well in advance of development. Sustained increases in development and construction costs may, over time, erode our margins. Our ability to build new rental homes, even though we outsource the construction, may be adversely affected by circumstances beyond our control, including: work stoppages, labor disputes, and shortages of qualified trades people, such as carpenters, roofers, masons, electricians, and plumbers; changes in laws and regulations relating to union organizing activity, immigration, tariffs or other matters; lack of availability of adequate utility or infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured or may not, despite our quality control efforts, engage in proper construction practices or comply with applicable regulations; inadequacies in components purchased from building supply companies; and shortages or delays in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, constructing new rental homes.

We may purchase additional land parcels for development or other purposes, thereby exposing us to certain financial risks. We may purchase additional land parcels for development, construction, or other purposes. As noted above, land development and construction require significant cash expenditures before positive cash flows can be generated from the sale of lots, rental of homes, and water and wastewater tap fees. If there is considerable lag time between when we acquire the land and when we begin selling finished lots or renting homes, we may generate significant operating losses. In addition, if sales of homes on the finished lots are delayed or renters cannot be found in a timely manner, our revenue from water and wastewater resource development services will be delayed. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditures required to develop any acquired land, construct housing and build water and wastewater systems, we may be forced to seek to obtain additional debt or equity capital. There can be no assurance that financing will be available on acceptable terms or at all.

Delays in property development may extend the time it takes us to recover our property development costs and delay our revenue from water and wastewater resource development services. We incur many costs, such as the costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land and/or developing lots on behalf of builders who purchase the land, before we close on the sale of finished lots to home builders. If the rate at which we develop residential lots slows, we may incur additional costs, and it may take longer for us to recover our costs. In addition, if sales of homes on the finished lots are delayed, or we are unable to find renters in a timely manner, our revenue from water and wastewater resource development services will be delayed. A significant downturn in the housing market could cause our builders to delay building homes on their lots until market conditions improve, and could result in us not renting our single-family rentals for rates that provide a sufficient return. Builders with contracts that do not require them to purchase a lot until we deliver a finished, ready-to-build lot could walk away from the contract prior to closing without consequence other than the forfeiture of their upfront deposits for the lot, utilities and other improvements. If a builder elected to walk away without cause, we would be entitled to keep these deposits as liquidated damages, but the deposits would not be sufficient to cover the expenses we expect to incur to finish the lots for delivery. We would not be able to recover our costs until we were able to sell the finished lots to another builder. If the original builder did not go through with the closing due to a poor housing market, we would likely have difficulty finding another buyer for the same reason. For our single-family rental homes, we incur the costs to construct the home, for which we currently have funding in place, but there are no assurances that funding will remain in place for future growth. The costs of construction of the single-family rentals are anticipated to be paid for over time by the rental income, but we may not be able to rent the homes for amounts sufficient to cover these costs.

Fluctuations in real property values may require us to write-down the book value of our land interests. The land development industry is subject to significant variability and fluctuations in real property values. As a result, we may be required to write down the value of our Sky Ranch, single-family home rentals, or other land interests in accordance with accounting principles generally accepted in the United States of America, and some of those write-downs could be material. Any material write-downs could have a material adverse effect on our business, financial condition, or results of operations. We assess our land interests when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions; competitive pricing pressures that reduce the average sales price of finished lots; sales absorption rates below management expectations; a decrease in the value of homes or the underlying land due to general market conditions, actual or perceived risks due to proximity to oil and gas drilling operations, or other reasons; and a decrease in projected cash flows for a project.

Our land development segment may be subject to risks related to oil and gas operations in the vicinity of our Sky Ranch development, which could have an adverse impact on the marketability and/or value of our Sky Ranch property. We have leased the minerals underlying Sky Ranch to a major exploration and production company, which may limit the location of development on the land. Oil and gas extraction is an inherently dangerous activity that can potentially lead to air and water contamination, fire, explosion, subsidence, and other hazards. While the State of Colorado, local governments, and private operators have regulations and procedures in place intended to mitigate these risks, there can be no assurances that these safeguards will be effective in all cases with respect to any oil and gas activity around Sky Ranch. The existence of oil and gas wells and drilling activity in or near our property and public concern regarding the negative health impacts from emissions near drilling and hydraulic fracturing sites may adversely impact the marketability and/or value of the lots at Sky Ranch and decrease demand for homes in proximity to oil and gas operations, negatively impacting our land development segment, which could also negatively impact our business and financial condition.

Our single-family home development activities expose us to additional operational and real estate risks, which may adversely affect our financial condition and operating results. In 2021, we launched a new division that involves the construction of single-family homes to be used for rental purposes. We had no previous track record of building or maintaining homes for rent. Rental home construction can involve substantial up-front costs before a home is available for rent and generates income. In addition to the up-front costs, building rental homes involves potentially significant new risks to our business, such as delays or cost increases due to changes in or failure to meet regulatory requirements, including permitting and zoning regulations, failure of lease rentals on newly-constructed properties to achieve anticipated investment returns, inclement weather, adverse site selection, unforeseen site conditions, construction materials and labor and other risks described below. We may be unable to achieve our objective of building new rental homes that generate acceptable returns and, as a result, our growth and results of operations may be adversely impacted.

We will depend on our tenants for all of our rental home revenue. Poor tenant selection and defaults and nonrenewal by our tenants may adversely affect our reputation and financial performance. We are dependent on rental income from tenants for all of our rental home revenue. As a result, the success of this division depends in large part upon our ability to attract and retain qualified tenants for our properties. Our reputation and financial performance would be adversely affected if a significant number of our tenants fail to meet their lease obligations or fail to renew their leases. For example, tenants may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with local regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in the economic conditions in our market could result in substantial tenant defaults.

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

Tenant relief laws, including laws restricting evictions and other regulations could limit our ability to evict bad tenants, and this may negatively impact our rental income and profitability. Landlords of numerous properties may be involved in evicting tenants who are not paying their rent or are otherwise in material violation of the terms of their lease from time to time. Eviction activities impose legal and managerial expenses that would raise our costs. The eviction process is typically subject to legal barriers, mandatory “cure” policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property.

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

3. Risks Related to Legal, Regulatory, and Environmental, Health and Safety Matters

Government regulations and legal challenges may delay the closing of the sale of our residential lots, increase our expenses or limit other activities, which could have a negative impact on our results of operations. The approval of numerous governmental authorities must be obtained in connection with both our water and wastewater projects and our land development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs. Various local, state and federal statutes, ordinances, rules and regulations concerning health and safety, site and building design, environmental, zoning, and similar matters apply to and/or affect the construction and operation of our water and wastewater systems and our land development activities. For example, as detailed further below, the CECMC adopted regulations that took effect in 2021 which implement SB 19-181 by imposing minimum distances between new oil and gas drilling operations and residences, schools, and childcare centers. SB 19-181 also empowers local governments to enact regulations that are stricter than state requirements pertaining to the surface impacts of oil and gas operations. Thus, local zoning or other regulations may seek to create stricter setbacks from oil and gas drilling operations or impose other restrictions on the use of land. Several local governments in Colorado have adopted their own oil and gas regulatory requirements and setbacks. For example, Arapahoe County adopted oil and gas regulations in November 2021 and amended those regulations in 2023 to include, among other things, a one-mile setback from existing and planned reservoirs, subject to certain exceptions that may allow a 2,000-foot setback. That 2,000-foot minimum setback was once again amended in November 2023, requiring the setback from an occupied structure to be at 3,000 feet, allowing for a setback of not less than 1,000 feet through variance procedures, and increasing the setback to 3,000 feet for well pad sites that are hydrologically separated from existing and planned reservoirs, permitting a setback of 2,000 feet if approved through a Use by Special Review process. In December 2024, Arapahoe County adopted additional oil and gas regulations that require, among other things, increased setbacks, financial assurance for wells, certain air quality monitoring at facilities, and a requirement that drilling and permanent production equipment be operated with electric equipment and power where available. Similarly, in 2021, Adams County adopted a rule requiring oil and gas facilities to be set back 2,000 feet from residences, schools, and certain waterbodies. As these state and local setback regulations are implemented, and to the extent that additional regulations are enacted, the value of the land that we already own or the availability of land that we are looking to acquire may decline, either of which may adversely impact the financial position, results of operations and cash flows of our business. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state, and local policies, rules and regulations and their interpretations and application. Furthermore, we are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the property developer and/or home builder construct certain improvements to public places such as parks and streets or fund schools. New building code energy laws and regulations may also adversely impact our costs of construction. For example, the Colorado Energy Office published in September 2025 its Model Low Energy and Carbon Code, required by HB 22-1362. The Model Low Energy and Carbon Code becomes Colorado’s new minimum energy code on July 1, 2026. Any new municipality or county that updates any of its building codes after that date must adopt the model code, or a code that will achieve greater energy efficiency and pollution reductions. Further, HB 23-1161 establishes water and energy efficiency standards for a range of appliances, which could impact appliance costs and, relatedly, costs for finishing new buildings. HB 23-1233 requires the adoption of regulations to wire multifamily buildings to be solar-ready and electric vehicle-ready, which could negatively impact our costs.

Municipalities or state water agencies may restrict or place moratoriums on the availability of utilities, such as water and sewer taps, which could have an adverse effect on our business by causing delays or increasing our costs.

We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. Changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our business. For example, on October 18, 2021, the Biden Administration announced a multi-agency, three-year strategy to begin addressing per-and polyfluoroalkyl substances (PFAS), known as “forever chemicals.” As a part of ongoing efforts to implement that initiative, the EPA: (i) finalized a rule in December 2021 pertaining to monitoring of PFAS in drinking water; (ii) issued a final rule in April 2024 to establish regulatory levels for PFOA, PFOS, PFNA, PFHxS, PFBS, and GenX chemicals in drinking water; (iii) issued a final rule in May 2024 to designate two of the most widely used PFAS – PFOA and PFOS – as hazardous substances under CERCLA, or Superfund; (iv) announced a proposed rule in February 2024 to add nine specific PFAS substances, their salts, and their structural isomers to its list of hazardous constituents under RCRA; (v) issued numerous notices concerning the addition of certain PFAS substances to the Toxics Release Inventory; and (vi) expects to develop additional rules restricting PFAS discharges from industrial sources. On May 14, 2025, however, EPA announced the agency will keep the current National Primary Drinking Water Regulations (NPDWR) for PFOA and PFOS. As part of this action, EPA also announced its intent to extend the PFOA and PFOS Maximum Contaminant Level compliance deadlines and establish a federal exemption framework. Additionally, EPA announced its intent to rescind the regulations and reconsider the regulatory determinations for PFHxS, PFNA, HFPO-DA (commonly known as GenX), and the Hazard Index mixture of these three PFAS plus PFBS to ensure the determinations and any resulting drinking water regulation follow the Safe Drinking Water Act process. Any new regulatory initiatives addressing PFAS in drinking water could impact the water side of our business.

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

Changes in other environmental laws may also affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. With respect to wetlands, the U.S. Supreme Court’s 2023 decision in Sackett v. Environmental Protection Agency narrowed federal jurisdiction over wetlands under the Clean Water Act and related permitting requirements, which could simplify our permitting requirements for building near some wetlands. Since the Sackett decision, various challenges have continued in federal courts in an effort to further clarify the scope of federal jurisdiction. Indeed, Colorado passed HB 24-1379, requiring the Water Quality Control Commission (WQCC) to establish requirements, prohibitions, and standards for the regulation of discharged dredge and fill materials into state waters, including wetlands, and administering a state dredge and fill discharge authorization program, expected to be established by 2026. The WQCC is currently scheduled for a hearing in December 2025 to adopt these new regulations per HB 24-1379. It is expected that further clarifications and changes may arise through implementing federal regulations, additional litigation over application of the Court’s decision, and/or state laws and regulations.

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

Laws and regulations related to climate change, greenhouse gases, and energy may adversely affect us by directly and indirectly increasing the cost of or restricting our planned future growth activities. A variety of state legislation, regulations, and policies have been enacted in recent years relating to energy, climate change, greenhouse gas emissions reporting and controls, land use, and energy efficient building codes,  in addition to the numerous above-discussed state and federal laws and regulations adopted in the past year regulating the siting of, emissions from, and chemicals used in oil and gas production. For example and as mentioned above, HB 22-1362 requires energy efficient and low carbon building codes to be adopted by the state and local governments by 2025 and 2026, respectively. Additionally, HB 23-1233 requires multifamily buildings to be solar-ready and electric vehicle-ready. Our future housing development costs and the cost of operating and maintaining our multifamily housing developments could be negatively impacted by HB 22-1362, and HB 23-1233, in conjunction with HB 23-1161 (appliance efficiency standards) and earlier enacted efficiency standards for appliances, plumbing fixtures, and buildings (e.g., HB 19-1231, HB 19-1260).

Colorado has also enacted ambitious GHG reduction targets, initially with HB 19-1261 and recently made yet more stringent with SB 23-016, which aims to reduce the state’s overall greenhouse gas emissions 100% below 2005 levels by 2050 and includes a series of interim targets. These legislated targets could lead to additional regulation impacting the housing development, water, and oil and gas industries in the future, which could increase our costs. There are also ongoing efforts to implement these greenhouse gas targets, other bills (e.g., HB 19-096, requiring GHG emissions reporting by certain entities pursuant to AQCC regulations; SB 23-1210, requiring the Colorado Energy Office to create a “carbon management roadmap”), and the Colorado Governor’s Colorado Greenhouse Gas Pollution Reduction Roadmap (first released in 2021, and updated in 2024) identifying strategies to reduce greenhouse gas emissions from a variety of sources, including buildings, transportation, and oil and gas mining and production. For example, pursuant to 19-096, the AQCC adopted and updated its Air Regulation Number 22 and Regulation Number 7 requiring monitoring, reporting, and reduction of

GHGs and ozone precursors from certain categories of emitters, such as industrial wastewater treatment facilities and oil and gas operators.

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

Our water sales for the past several years have been highly concentrated among companies providing hydraulic fracturing services to the oil and gas industry, and such sales can fluctuate significantly, including as a result of increasing regulatory burdens on oil and gas development activities. Our water sales have been historically concentrated directly and indirectly with a limited number of companies providing hydraulic fracturing services to the oil and gas industry in our service area. Generally, investment in oil and gas development is dependent on the price of, and demand for, oil and gas. We have no long-term contractual commitments that will ensure these sales continue in the future. The oil and gas industry has periodically gone through periods when activity has significantly declined due to low oil and gas prices, reduced world-wide demand and other impacts to the world-wide economy such as the COVID-19 pandemic, which have had a negative impact on the amount of water we sell to these operators.  In addition, the activity level of our oil and gas customers may also vary based on their drilling results, changes in drilling and fracking technology and other factors.

Further, the oil and gas industry is heavily regulated, particularly in Colorado, and existing, new or amended federal, state and local regulations may adversely affect the amount of oil and gas activity that occurs and therefore, the amount of water we sell to oil and gas companies.  Rules that may be enforced, implemented or amended address emissions from, and chemicals and water used in, oil and gas production; fees on oil and gas wells; air pollution and related permitting and reporting requirements; limits on water usage; limits on the usage of certain chemicals in the hydraulic fracturing process; setbacks of wells from homes and other sites; environmental review processes; greenhouse gas emissions; and other matters.  Regulation of the oil and gas industry has generally become more intensive over time.  For example, SB 19-181 authorizes local governments to approve the siting of oil and gas locations and regulate the surface impacts of oil and natural gas development through local requirements that may be more stringent than state requirements. SB 19-181 also changed the mission of the Colorado Energy and Carbon Management Commission (or, at the time, the Colorado Oil and Gas Conservation Commission) from fostering responsible and balanced development of natural resources and oil and gas, to regulating the development and production of natural resources and oil and gas in order to “protect” and “minimize” “adverse impacts to public health, safety, and welfare, including protection of the environment and wildlife resources.  Rules implemented under SB 19-181 or other legislation may also adversely affect the development of our mineral rights and our land development activities.  In particular, Colorado and Adams County rules requiring a minimum setback between oil and gas wells and homes or schools may reduce our and our oil and gas customers’ ability to generate revenue from drilling activity as well as our residential and commercial development activities at Sky Ranch.

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

Conflicts of interest may arise relating to the operation of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. Our Chief Executive Officer and three of our employees, one of whom is our Chief Financial Officer, constitute the majority of the directors of each of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. These officers and employees, along with Pure Cycle and one unrelated individual, own certain property interests in the 40 acres that constitute the Rangeview District and the acreage that constitutes the Sky Ranch Districts. We have made loans to the Rangeview District to fund its operations. As of August 31, 2024, total principal and interest owed to us by the Rangeview District was $1.2 million. Pursuant to our water and wastewater service agreements with the Rangeview District, of the net amounts retained by the Rangeview District, the Rangeview District retains two percent of the revenue from the sale of water to its end-use customers and 10% of the revenue from the provision of wastewater services to its end-use customers. Proceeds from the fee collections will initially be used to repay the Rangeview District’s obligations to us, but after these loans are repaid, the Rangeview District is not required to use the funds to benefit Pure Cycle.

Similarly, we have made loans to and incurred expenses reimbursable by the Sky Ranch Districts and the Sky Ranch CAB. As of August 31, 2025, the Sky Ranch CAB owes us $43.8 million related to construction of public improvements on the Sky Ranch property, including project management fees and interest on these amounts. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient cash flows from either property taxes, fees or from the issuance of bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have received benefits from our activities undertaken in conjunction with the Rangeview and Sky Ranch Districts and the Sky Ranch CAB, but conflicts may arise between our interests and those of the Rangeview and Sky Ranch Districts and the Sky Ranch CAB and our officers and employees who are acting in dual capacities in negotiating contracts to which we and a district and/or the Sky Ranch CAB are parties. We expect that the Rangeview and Sky Ranch Districts will expand when more properties are developed and become part of the respective districts, and our officers and employees acting as directors of these districts will have fiduciary obligations to those other constituents. Conflicts may not be resolved in our best interest. In addition, other landowners coming into a district will be eligible to vote and to serve as directors of these districts. Our officers and employees may not remain as directors of these districts, and the actions of subsequently elected boards could have an adverse impact on our operations.

Growth limitations or moratoriums imposed by governmental authorities could adversely affect our land development activities or the land development activities of our customers, which could adversely impact both the land development and water and wastewater segments of our business. In 2023, the State of Colorado enacted HB 23-1255, which generally prohibits local governments from enacting or enforcing local housing growth-restrictions laws that would limit housing supply, development applications, or building permits. However, under certain circumstances, local governments may implement a temporary moratorium of up to two years. While this law alleviates concerns that a local government in our planned development areas might permanently restrict new growth, a temporary moratorium could still have the effect of delaying, limiting or halting development within Sky Ranch or other areas where we may provide water and wastewater services or develop land. Because all of the property in Sky Ranch has been platted, we do not expect future growth moratoriums to restrict Sky Ranch as currently planned; however, if temporary growth moratoriums or restrictions are imposed in the areas in which we provide services or develop land, it could negatively impact our ability to develop our land as planned or our customers’ ability to grow their communities as anticipated, which would also reduce the number of water and wastewater service customers we expect, which would have a negative impact on our business and financial condition.

We could be hurt by efforts to impose liabilities or obligations on us regarding labor law violations by other persons whose employees perform contracted services. The infrastructure and improvements on our water and wastewater systems and on the finished lots we sell or that we must provide pursuant to service agreements and lot development agreements are constructed by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, there have been efforts by government agencies, including the National Labor Relations Board and the Colorado Department of Labor and Employment to hold contract parties like us responsible for violations of wage and hour laws and other work-related laws by firms whose employees are performing contracted-for services. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.

Contamination to our water supply may result in disruption in our services and litigation, which could adversely affect our business, operating results and financial condition. Our water supplies are subject to the risk of potential contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage. Our land at Sky Ranch and a portion of the Lowry Ranch have been leased for oil and gas exploration and development. Such exploration and development could expose us to additional contamination risks from related leaks or spills. In addition, we handle certain hazardous materials at our water treatment facilities, primarily sodium hypochlorite. Any failure of our operation of the facilities or any contamination of our supplies, including sewage spills, noncompliance with water quality standards, hazardous materials leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. If any of these events occur, we may have to interrupt the use of that water supply until we are able to substitute the supply from another source or treat the contaminated supply. We cannot guarantee that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.

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

The Rangeview District’s and our rights under the Lease have been challenged by third parties. In the past the Rangeview District’s and our rights under the Lease have been challenged by third parties, including the Land Board. In 2014, in connection with settling a lawsuit filed by us and the Rangeview District against the Land Board, the Land Board, the Rangeview District and Pure Cycle amended and restated the Lease to clarify and update a number of provisions. However, there are issues still subject to disagreement and negotiation, including our rights with respect to revenue from our Export Water after 2081, and it is likely that during the remaining term (through 2081) of the Lease, the parties will disagree over interpretations of provisions in the Lease again. The Rangeview District’s or our rights under the Lease could be challenged in the future, which could require potentially expensive litigation to enforce our rights.

Our Lowry Ranch surface water rights are “conditional decrees” and require findings of reasonable diligence. Our surface water interests and reservoir sites at the Lowry Ranch are conditionally decreed and are subject to a finding of reasonable diligence from the Colorado water court every six years. To arrive at a finding of reasonable diligence, the water court must determine that we continue to diligently pursue the development of said water rights. If the water court is unable to make such a finding, we could lose the water right under review. During each of fiscal 2012 and 2018, the Lowry Ranch conditional decrees were granted review by the water court, which determined that we and the Rangeview District met the diligence criteria. The water court entered a finding of reasonable diligence on the Lowry Ranch surface water decrees in January 2025. Pursuant to our settlement discussions on amending these water rights, together with our application for a new water right we have also reached agreement with opposing parties regarding our 2025 diligence review.  If concluded our next diligence review will be in 2032. We believe we will be successful in maintaining our decrees as we continue to develop these rights. If the water court does not make a determination of reasonable diligence, the value of our interests in the Rangeview Water Supply would be materially adversely impacted.

Our operations are affected by local politics and governmental procedures that are beyond our control. We operate in a highly political environment. We market our water rights to municipalities and other governmental entities run by elected or politically appointed officials. Our principal competitors are municipalities and other water districts. Various constituencies, including our competitors, developers, environmental groups, conservation groups, and agricultural interests, have competing agendas with respect to the development of water rights in Colorado, which means that decisions affecting our business are based on many factors other than economic and business considerations. Additional risks associated with dealing with governmental entities include turnover of elected and appointed officials, changes in policies from election to election, and a lack of institutional history in these entities concerning their prior courses of dealing with the Company. We spend significant time and resources educating elected officials, local authorities and others regarding our water rights and the benefits of contracting with us. Political concerns and governmental procedures and policies may hinder or delay our ability to enter into service agreements or develop our water rights or infrastructure to deliver our water. While we have worked to reduce the political risks in our business through our participation as the service provider for the Rangeview District in regional cooperative resource programs, such as the SMWSA and the WISE partnership with Denver Water and Aurora Water, and education and communication efforts and community involvement, our efforts may be unsuccessful.

The number of connections we can serve are affected by local governmental policies that are beyond our control. We market our water rights through service agreements with developers, municipalities and other governmental entities. We believe that our water rights can serve approximately 60,000 single-family connections based on standards applied to water providers in Arapahoe, Douglas, and Adams Counties. These standards are policy driven, based on assumed life and reliability of water supplies and may become more restrictive at the discretion of the governmental entity. If these standards become more restrictive, our water supplies may not serve the number of connections that we currently estimate we can serve.

The number of homes we can construct are affected by local governmental policies relating to the construction of infrastructure. We are required to construct certain roads and drainage and other infrastructure to serve the communities in which we build. We have certain access restrictions relating to the number of homes we can construct at Sky Ranch totaling 1,400 SFEs of which through Phases 1 and 2 A-E, we have permitted 1,319 SFEs. The Company, together with Arapahoe County and the Colorado Department of Transportation, have been working on the design, permitting, financing of a new interchange which will accommodate traffic from the full buildout of Sky Ranch and the surrounding areas and the ratable participation of the financing of the cost of the interchange. We may have to advance funds to other parties to finance construction of the interchange and solicit reimbursement in the future. We cannot guarantee that we will be able to secure a permit to construct the interchange or finance the construction of the interchange, which may limit the number of homes we can construct at Sky Ranch and future efforts to obtain reimbursement for funds we advance may be unsuccessful.

4.	General Risks

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

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition, and operating results. We rely on computer and information technology systems to conduct our business and communicate with our suppliers and other third parties. Our systems require continued and unimpeded access to secure network connections. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot provide assurance that all of our systems and processes are free from vulnerability to security breaches. Cyberattacks are evolving and becoming increasingly sophisticated. Cyberattacks may take various forms, including through hacking, ransomware attacks, malware, viruses and phishing scams.

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

Conflicts, terrorist attacks, public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 coronavirus, or general instability could adversely affect our business. We are vulnerable to the effects of conflicts, terrorist attacks and public health crises. As was the case with COVID-19, such effects have precipitated economic instability and turmoil in financial markets. The uncertainty and economic disruption resulting from hostilities, acts of terrorism or public health crises may impact our operations or those of our suppliers or customers. Accordingly, any conflict, terrorist attack or public health crisis that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Our management periodically evaluates information provided by its consultants on evolving cybersecurity risks and, based on its assessment of the processes the Company has put in place, does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition. Further, we have not had a material cybersecurity incidents in fiscal 2025 or 2026 through the date of filing of this Form 10-K.

Item 2 – Properties

Water Related Assets

In addition to the water rights and adjudicated reservoir sites that are described in Item 1 – Our Water and Land Assets, we own or have exclusive rights to use through the Rangeview District a 1.0 million-gallon and two 500,000-gallon treated water storage tanks, three storage reservoirs that can store 1.7 million barrels of water (71.4 million gallons) seven deep water wells, three alluvial wells, three pump stations, 51 miles of water transmission and distribution lines, and more than 12 miles of wastewater collection pipelines, water treatment and wastewater treatment facilities in Arapahoe County and Elbert County, Colorado. In conjunction with Wild Pointe and the Elbert 86 District, we have exclusive rights to use, operate and maintain two water tanks with a combined capacity of 438,000 gallons, two deep water wells, a pump station, and over 11 miles of transmission lines serving customers at Wild Pointe in Elbert County. These assets are used to provide service to our customers.

Additionally, we have seven ground water wells located in Weld County referred to as our Lost Creek Water. Subject to water court approval, our plans are to consolidate our Lost Creek Water with our Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off Lowry Ranch.

Land and Mineral Interests

We own approximately 470 acres of land remaining at our Sky Ranch Master Planned Community as well as approximately 634 net mineral acres at Sky Ranch. We own 40 acres of land that comprise the current boundaries of the Rangeview District (together with all the mineral rights). We own 544 acres of land in the Arkansas River Valley, and we hold 13,900 acres of mineral interests in the Arkansas River Valley in Southeast Colorado in Otero, Bent and Prowers Counties. We also own 693 acres in Weld County together with certain water shares in the Henrylyn Irrigation District and groundwater rights in the Lost Creek Designated Basin.

Item 3 – Legal Proceedings

The Company, Rangeview District and the State Land Board filed a Water Court Application on December 31, 2020 seeking to: (1) adjudicate 1,635 acre feet of water from the Box Elder Creek Alluvial aquifer (a new water right), (2) consolidate and enlarge certain reservoirs on the Lowry Ranch, (3) approve new places of use for existing water rights, (4) approve new places of storage for certain water rights, and (5) approve a new alternate diversion point for certain existing water rights.  On February 7, 2025, the Water Court denied our new water right application of 1,635 acre feet of Box Elder Creek Alluvial aquifer water as well as the consolidation and enlargement of certain reservoirs on the Lowry Ranch.  Neither of these rulings impacted our existing water rights or existing reservoir storage sites.  The Court sought additional information from the Company and opposing parties regarding the three claims which remain outstanding before continuing the trial. The Company is working with opposing parties to reach a settlement agreement for all five claims in the Water Court Application.

Item 4 – Mine Safety Disclosures

Not Applicable

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “PCYO.”

Holders

On November 10, 2025, there were 840 holders of record of our common stock.

Dividends

We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our capital and earnings from operations, if any, for use in expanding and developing our water and land development businesses. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid and require dividends to be paid on the Series B Preferred Stock if proceeds from the sale of Export Water exceed $36,026,232. No dividends have been accrued to date as this threshold has not been met. For further discussion, see Note 8 to the accompanying consolidated financial statements.

Issuer Purchases of Equity Securities

On November 2, 2022, our Board of Directors approved a stock repurchase program. The program is open-ended and authorizes repurchases of up to an aggregate of 200,000 shares of common stock in the open market.  As of August 31, 2025, 95,426 shares had been repurchased under the repurchase program. The following table presents the number and average price of shares purchased in each month of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2024	10,000	10.73	10,000	130,074
December 2024	6,000	12.62	6,000	124,074
January 2025	10,000	11.99	10,000	114,074
April 2025	2,000	10.19	2,000	112,074
July 2025	6,437	9.93	6,437	105,637
August 2025	1,063	9.77	1,063	104,574
Total	35,500	$10.87	35,500	104,574

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

Executive Summary

We saw a decrease in our land development segment revenue during fiscal 2025 due to the timing of lot deliveries with our national homebuilders. We also saw a decrease in our water sales, primarily from a decrease in selling water to oil and gas operators. Our water and wastewater tap fees revenue increased in fiscal 2025 due to the timing of our national homebuilder’s production schedules in Phase 2B and 2C.  Our single-family rental business experienced a modest increase in revenue due to increasing monthly rent for the majority of our rental homes in fiscal 2025. Although the housing market is slowing, we continue to see demand for affordable housing in our local market and have focused our land development activity in fiscal 2025 on ensuring that we are delivering the type of products that our national homebuilder partners desire in our Sky Ranch Master Planned Community. Phases 1 and 2A are complete, Phase 2B is approximately 97% complete, Phase 2C is approximately 82% complete and Phase 2D is approximately 43% complete. We continue to work on projects to expand our water assets to be competitive to sell water to oil and gas operators and have the infrastructure in place for future land development opportunities.  In fiscal 2025 we began construction of four new alluvial wells on the Lowry Ranch. Our notable financial highlights from fiscal 2025 include the following:

●	Total revenue was $26.1 million, down from $28.7 million in 2024 (a 9% decrease), primarily driven by a decrease in lot deliveries at Sky Ranch with a portion of lots in Phase 2D pushing into fiscal 2026, a decrease in water sales to oil and gas operators for use in their drilling operations and an increase in tap sales;

◾	Revenue from commercial water sales, which includes selling water to oil and gas operators, was $1.6 million in 2025 compared to $6.1 million in 2024;

◾	Revenue from water and wastewater tap sales was $7.3 million in 2025 compared to $3.4 million in 2024 (a 115% increase);

◾	Recorded lot sales for 2025 were $13.7 million compared to $16.0 million in 2024, which is due to the development work in Phases 2B, 2C and 2D;

●	Pre-tax income was $17.4 million in 2025, which is up from $15.6 million in 2024 (a 12% increase);

●	Earnings per share increased 13% to $0.54 per share compared to $0.48 per share in 2024;

●	In 2025 we posted $0.54 of earnings per fully diluted common share, which is up from $0.48 in 2024 (a 13% increase), which was driven by our oil and gas royalty income;

●	Total assets continue to increase to $162.2 million at August 31, 2025 from $147.4 million at August 31, 2024; and

●	Total equity increased to $142.7 million at August 31, 2025 from $129.7 million at August 31, 2024.

Recent Developments

The housing market stabilized in 2024 as the Federal Reserve shifted from an aggressive monetary policy in 2023 to a more balanced approach that continued into the first half of 2025 with relatively consistent interest rates. In the second half of 2025, interest rates began to decrease as the Federal Reserve signaled a shift in its monetary policy from primarily fighting inflation to supporting the labor market and economic activity, which it began implementing through interest rate cuts.  However, the housing market continues to face headwinds as consumer demand was influenced by ongoing affordability challenges and uncertainty resulting from federal trade policies and employment and economic uncertainties. Additionally, the housing market has faced volatility due to other macroeconomic and geopolitical conditions, including weakened consumer confidence.

Although higher mortgage interest rates and volatile macroeconomic and geopolitical conditions may persist for some time, homebuilders' strategic use of interest rate buydowns as incentives has played a crucial role in driving sales during higher interest rates. Despite higher interest rate and recent market uncertainty stemming from actual and anticipated U.S. governmental policy changes, we maintain a positive long-term outlook on land development and the housing market based on fundamental factors remaining positive. These include favorable demographics, the lot and housing supply-demand imbalance resulting from a decade-plus of underproduction of new homes in relation to population growth, and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these factors, the current demand for new homes is subject to continued uncertainty due to many factors. The combination of higher mortgage interest rates since early 2022, several years of rising housing prices, elevated inflation, and various other macroeconomic and geopolitical concerns has been moderating housing demand. Although interest rates may decline, we expect moderate to lower demand to continue throughout 2026. Given current conditions, we continue to monitor market dynamics and surrounding community performance and adjust the timing of additional construction expenditures at Sky Ranch as warranted. We believe our segment pricing (entry level) lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate a changing market better than other surrounding and significantly higher priced communities.

Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economics, the homebuilding industry, capital, credit and financial market conditions and a stable and constructive political and regulatory environment (particularly regarding housing and mortgage loan financing policies and trade policies impacting the cost of construction and building materials). The continuing impact of the Federal Reserve’s policies for the federal funds interest rate and other measures to moderate persistent U.S. inflation and the uncertainty regarding future Federal Reserve monetary policy are expected to be ongoing headwinds for the housing market in 2026 and beyond. Prolonged supply chain disruptions, labor shortages, increased costs as a result of tariffs or other factors and other production-related challenges could extend or delay our construction cycle times and intensify construction-related cost pressures beyond our experience in 2025. In addition, consumer demand for our homes and our ability to grow and scale revenue and returns in fiscal 2026 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. or in the Colorado markets. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in fiscal 2024 and 2025, should not be considered indicative of future results.

Results of Operations

The results of our operations for the fiscal years ended August 31, 2025 and 2024 were as follows:

	Year Ended
(In thousands, except for water deliveries and taps sold)	August 31, 2025	August 31, 2024	$ Change	% Change
Water and Wastewater
Water and wastewater activities	$2,997	$7,283	$(4,286)	(59)%
Water and wastewater tap fees	7,337	3,384	3,953	117%
Total water and wastewater	10,334	10,667	(333)	(3)%
Land development revenue
Lot sales	13,691	15,998	(2,307)	(14)%
Project management fees	781	707	74	10%
Special facility projects and other	785	894
Single-family rental	496	481	15	3%
Total revenue	26,087	28,747	(2,660)	(9)%

Water and wastewater resource cost of revenue	4,781	4,426	355	8%
Land development cost of revenue	5,100	4,374	726	17%
Single-family rental cost of revenue	176	188	(12)	(6)%
Total cost of revenue	10,057	8,988	1,069	12%

General and administrative expense and depreciation	8,360	7,517	843	11%
Operating income	7,670	12,242	(4,572)	(37)%
Other income, net	9,800	3,390	6,410	189%
Income tax expense	(4,360)	(4,019)	341	8%
Net income	$13,110	$11,613	$1,497	13%

Basic EPS	$0.54	$0.48	$0.06	13%
Diluted EPS	$0.54	$0.48	$0.06	13%

Water delivered (acre-feet)	639	1,818	(1,179)	(65)%
Water taps sold	182	73	109	149%
Wastewater taps sold	179	69	110	159%

Fiscal 2025 vs. Fiscal 2024

Revenue – Total revenue decreased in 2025 as compared to 2024, primarily due to a decline in land development activity. When we transfer title to lots to homebuilders under contracts where we remain obligated to deliver finished lots, the sales of such lots are recognized using the percentage of completion method. The decrease in water sales was driven by a decline in oil and gas drilling activities within our service area in 2025. This was offset by an increase in water and wastewater tap fee revenue. Tap fee revenue timing depends on the timing of builders filing for building permits, which has increased with the development of Phase 2B and 2C in 2025. Project management revenue at Sky Ranch increased to $0.8 million in 2025 from $0.7 million in 2024. As Sky Ranch continues to grow, we expect lot sales to generate significant revenue in the future, and increasing water and wastewater usage and taps purchased as we continue to add customers to our water resource development segment.

Cost of revenue – Total costs of revenue increased in 2025 as compared to 2024, primarily due to an increase in our water and wastewater system overhead as we continue to expand our system capacity, an increase in the estimated cost for Phase 2B and increased property tax due to our accelerated development schedule.

General and administrative expense – General and administrative expense increased in 2025 as compared to 2024, primarily due to increases in payroll and related expenses as our service area continues to grow with the activity at Sky Ranch.

Other income, net – Other income, net increased in 2025 as compared to 2024, primarily due to royalty revenues from our oil and gas mineral interest at Sky Ranch. Additionally, in fiscal 2025 we recognized $3.3 million of interest income, compared to $2.8 million in fiscal 2024, primarily due to the note receivable from the Sky Ranch CAB, which is described in greater detail in Notes 5 and 14 to the accompanying consolidated financial statements.

Income tax expense – Income tax expense increased in 2025 as compared to 2024, due to higher pre-tax income primarily from the increase in our oil and gas royalty income, in fiscal 2025. Our effective tax rate remained relatively consistent year over year.

Water delivered – Water deliveries decreased in 2025 as compared to 2024, primarily due to decreased sales to oil and gas operators. Oil and gas operations are highly variable and dependent on oil prices, demand for gas, and timing of other leases in our service areas. As Sky Ranch continues to develop, we anticipate continued growth in our residential water and wastewater service revenue.

Water and wastewater tap sales – Water and wastewater tap sales increased in 2025 as compared to 2024 primarily due to the timing of residential taps sold and a price increase for water and wastewater taps in 2025. Tap sales are driven by the issuance of building permits and the timing of these sales are not contractually established with the home builders. During fiscal 2025, we sold 125 taps in Phase 2B and 54 taps in Phase 2C, with an additional six taps allocated to our single-family rental segment. We expect to substantially complete the next 134 lots in Phase 2C in fiscal 2025 and expect to realize additional tap sales in fiscal 2026 relating to the delivery of the Phase 2D lots.

Lots delivered – The number of lots delivered (which occurs when title to a lot passes to the homebuilder) decreased in 2025 compared to 2024 due to delays in closing in Phase 2D. We recognized certain milestones from our Lot Delivery Agreements from home builders in 2025 which accounted for $0.1 million in lot sales revenue for Phase 2A, $0.9 million in lot sales revenue for Phase 2B, $10.9 million in lot sales revenue for Phase 2C and $1.8 million in lot sales revenue for Phase 2D. We expect to be substantially complete with the delivery of all 180 lots in Phase 2D during fiscal 2026. Despite lots being transferred to the homebuilders, we still have minor construction activities to complete Phases 2B and 2C and to turn over the completed infrastructure to the applicable governmental agency for maintenance.

Water and Wastewater Services Results of Operations

	Year Ended
(In thousands, except for water deliveries)	August 31, 2025	August 31, 2024	$ Change	% Change
Metered water usage from:
Municipal water usage	$808	$788	$20	3%
Commercial water usage	1,638	6,095	(4,457)	(73)%
Wastewater treatment fees	391	343	48	14%
Water and wastewater tap fees	7,337	3,384	3,953	117%
Other revenue	160	57	103	181%
Total segment revenue	10,334	10,667	(333)	(3)%

Water service cost	2,113	2,204	(91)	(4)%
Wastewater service cost	878	691	187	27%
Depreciation	1,707	1,504	203	13%
Other	83	27	56	207%
Total expenses	4,781	4,426	355	8%
Segment operating income	$5,553	$6,241	$(688)	(11)%

Water deliveries (acre-feet)
On Site	2	3	(1)	(33)%
Commercial sales - export water and other	4	4	—	—%
Sky Ranch	347	306	41	13%
Wild Pointe	92	97	(5)	(5)%
O&G operations	194	1,408	(1,214)	(86)%
Total water deliveries	639	1,818	(1,179)	(65)%

Municipal water usage – Municipal water usage increased in 2025 compared to 2024, primarily due to new Sky Ranch customers in our water and wastewater resource development segment. We anticipate that these revenues will continue to increase as more customers are added to our system as Sky Ranch continues to develop.

Commercial water usage – The main component of commercial water usage is from sales to oil and gas operators for use in their drilling process. Commercial water sales decreased during fiscal 2025, primarily due to decreased demand by our oil and gas customers. Because oil and gas is cyclical in nature as demand and oil prices fluctuate, it is not possible to predict whether the volume of water supplied to oil and gas operators will increase or decrease in the future.

Wastewater treatment fees – Wastewater treatment fees increased in 2025 compared to 2024, primarily due to new Sky Ranch customers in our water and wastewater resource development segment. We anticipate that revenues will continue to increase as more customers are added to our system as Sky Ranch continues to develop.

Water and wastewater tap fees –Water and wastewater tap sales increased in 2025 compared to 2024, primarily due to the timing of residential taps sold and a price increase of water and wastewater taps in 2025. Water and wastewater taps are sold to home builders at the time a building permit is issued. The timing of tap sales is dependent on when the home builder constructs homes, and sales are not contractually driven; therefore, timing of tap sales fluctuates with demand for new construction. During 2025, the average price of a Sky Ranch water and wastewater tap was approximately $40,000 compared to approximately $38,000 per tap in 2024.

Other revenue – Other revenue increased in 2025 as compared to 2024, primarily due to increased revenue from inspections of infrastructure at Sky Ranch.

Water service cost – Water service costs decreased in 2025 as compared to 2024, primarily due to the decrease in oil and gas sales.

Wastewater service cost – Wastewater service costs increased in 2025 as compared to 2024, primarily due to the addition of staff to meet the needs of our growing customer base.

Other costs of revenue – Other costs of revenue increased in 2025 as compared to 2024, primarily due to costs associated with the infrastructure inspections at Sky Ranch.

Water delivered – Water deliveries decreased in 2025 as compared to 2024, primarily due to decreased oil and gas operations, offset by additional demand generated by new Sky Ranch customers.

Land Development Results of Operations

	Year Ended
(In thousands)	August 31, 2025	August 31, 2024	$ Change	% Change
Lot sales	$13,691	$15,998	$(2,307)	(14)%
Project management fees	781	707	74	10
Special facility projects and other	785	894	(109)	(12)
Total revenue	15,257	17,599	(2,342)	(13)%

Land development construction and project management cost	5,100	4,374	726	17%

Segment operating income	$10,157	$13,225	$(3,068)	(23)%

Lot sales – Lot sales decreased in 2025 as compared to 2024, primarily due to a decrease in lot deliveries at Sky Ranch and delays in our development activities in Phase 2D at our Sky Ranch Master Planned Community. Phase 2A is complete while Phase 2B is substantially complete at 97%.  We delivered finished lots in Phase 2C, and Phase 2C is approximately 82% complete. Phase 2D is approximately 43% complete.

Project management revenue – Project management revenue increased in 2025 as compared to 2024, which was primarily due to increased development activities in Phase 2C and Phase 2D. We earn a 5% project management fee on construction costs for managing the completion of public improvements at Sky Ranch.

Special facility projects and other – Special facility projects decreased in 2025 as compared to 2024, which was primarily due to a decrease in self-perform development activities at Sky Ranch.

Land development construction and project management cost – Land development construction costs increased in 2025 as compared to 2024, primarily due to accelerated development activities in Phases 2C and 2D. As Phase 2C winds down, more of our costs are anticipated to be public improvements costs, whereas the beginning of Phase 2D is anticipated to result in us incurring more lot costs.  This is due to the timing of the development of the costs incurred in the beginning of the development phase compared to those costs incurred towards the end.

Lots delivered – The number of lots delivered decreased in 2025 compared to 2024 due delays in the development of Phase 2D. Despite the lots being transferred to the homebuilders, we still have minor construction activities to complete Phase 2B to turn over the completed infrastructure to the applicable governmental agency that will maintain the infrastructure. We did receive certain milestone payments for Phase 2C and 2D lots. Because we record lot sales as construction progresses, the timing of revenue and lot deliveries are not necessarily correlated.

Single-Family Rental Results of Operations

	Year Ended
(In thousands)	August 31, 2025	August 31, 2024	$ Change	% Change
Single-family rentals revenue	$496	$481	$15	3%

Single-family rentals cost	176	188	(12)	(6)%

Segment operating income	$320	$293	$27	9%

Single-family rentals revenue – Fiscal 2025 and 2024 revenue represented rental income for our first 14 completed homes. Each home is rented under a one-year non-cancelable lease agreement which typically includes annual rental rate increases. We expect to rent 5 townhomes in the first quarter of fiscal 2026 and we are currently under contract with several national home builders to construct the next 40 single-family detached homes in Phases 2B and 2C at Sky Ranch for delivery in fiscal 2026.

Single-family rentals cost – The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities including water and wastewater services that are paid to us through the Rangeview District.

General and Administrative Expenses

The table below details significant items and changes included in our General and Administrative Expenses (G&A Expenses) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2025 and 2024.

Summary of G&A Expenses

	Year Ended
(in thousands)	August 31, 2025	August 31, 2024	$ Change	% Change
Significant G&A Expense items:
Salary and salary-related expenses	$3,923	$3,563	$360	10%
Share-based compensation	323	436	(113)	(26)%
Professional fees	1,388	1,090	298	27%
Public entity-related expenses, including director fees	406	450	(44)	(10)%
Corporate insurance	371	329	42	13%
All other combined	1,359	1,053	306	29%
G&A Expenses as reported	$7,770	$6,921	$849	12%

Salary and Salary-Related Expenses – Salary and salary-related expenses net increased in fiscal 2025 compared to fiscal 2024 due to the addition of six employees to the overall headcount and the related salaries, benefits, and taxes associated with the increased workforce employed by the Company.  Although the increase in base salaries was offset by the reduction in bonuses, other related costs like benefits and payroll taxes accounted for the increase. Share-based compensation decreased in fiscal 2025 compared to fiscal 2024 primarily due to the vesting of outstanding options and no options being issued in the current year.

Professional Fees – Professional fees consist mainly of IT, telecom, legal, consulting and accounting fees.  Legal fees increased year over year due to the water court case discussed further in Note 4 to the financial statements.

Public Entity-Related Expenses, including director fees – Costs associated with being a corporation and costs associated with being a publicly traded entity consist primarily of XBRL and EDGAR conversion fees, stock exchange fees, and press releases. These costs fluctuate from year to year and were higher in 2024 compared to 2025, primarily due to the cost of filing the Company’s S-8 in 2024. Compensation including stock grants paid to our board was consistent in fiscal 2025 compared to fiscal 2024.

Corporate insurance – Corporate insurance costs increased as our operations continue to expand, which is due to adding additional construction and rental home policies, covering added infrastructure in the Sky Ranch master planned community, and overall insurance rate increases.

All other – All other expenses include typical operating expenses related to the maintenance of our office and equipment, business development, travel, and property taxes. Other expenses increased during 2025 compared to 2024. The changes were primarily the result of increased equipment maintenance, various software subscription expenses and a donation to the Sky Ranch Academy.

Liquidity, Capital Resources and Financial Position

We believe we are well-positioned to navigate the ever-evolving market conditions given our strong financial position. At August 31, 2025, our working capital, defined as current assets less current liabilities, was $20.0 million, which includes $22.0 million in cash and cash equivalents. We believe that as of August 31, 2025, and as of the date of the filing of this Annual Report on Form 10-K, we have sufficient working capital to fund our operations for the next 12 months. We have completed Phase 1 and Phase 2A at Sky Ranch. Phase 2B is approximately 97% complete, Phase 2C is approximately 82% complete, and Phase 2D is approximately 43% complete.  We anticipate starting work on Phase 2E during fiscal 2026. We have sold 194 lots in Phase 2B at Sky Ranch (retaining an additional 17 lots for ourselves) and have approximately 3% of construction-related activities remaining for Phase 2B to be finished. We expect to spend $0.5 million in the next twelve months on remaining Phase 2B construction activities (of which we estimate $0.3 million will be reimbursable by the Sky Ranch CAB). We have sold 180 of the 188 for sale lots in Phase 2C at Sky Ranch (retaining an additional 40 lots for ourselves) and have approximately 18% of construction-related activities remaining for Phase 2C to be finished. We expect to sell the remaining eight lots in the first quarter of fiscal 2026. We expect to be complete with Phase 2C during fiscal 2026 and expect to spend $3.0 million in the next twelve months on remaining Phase 2C construction activities (of which we estimate $2.4 million will be reimbursable by the Sky Ranch CAB). We expect to be substantially complete with Phase 2D during fiscal 2026 and expect to spend $7.8 million in the next twelve months on Phase 2D construction-related activities (of which we estimate $7.0 million will be reimbursable by the Sky Ranch CAB). We anticipate starting work on Phase 2E during fiscal 2026 and expect to spend $3.2 million in the next twelve months on Phase 2E construction-related activities (of which we estimate $2.4 million will be reimbursable by the Sky Ranch CAB). We anticipate receiving approximately $19.8 million in milestone and finished lot payments and approximately $7 million of water and wastewater tap fees from the homebuilders over the same period. We also anticipate receiving reimbursement from Sky Ranch CAB of approximately $4 million from excess funds from higher fees and property taxes collected by the Sky Ranch CAB. We believe we can fund such capital expenditures from cash and cash equivalents on hand, phased payments from our lot sales agreements, and payments from the Sky Ranch CAB for reimbursement of public improvements. We expect to complete approximately 45 additional single-family rental homes in the next twelve months. The Company expects to fund the construction of our new rental homes with a debt facility agreement.

Notes payable – Notes payable includes limited recourse secured notes with third parties that totaled $6.8 million at August 31, 2025. These notes have maturities ranging up to seven years, are secured by the applicable asset to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 7.51%.

Summary Cash Flows

	Year Ended
(In thousands)	August 31, 2025	August 31, 2024	$ Change	% Change
Cash (used) provided by:
Operating activities	$13,164	$2,312	$10,852	469%
Investing activities	(9,652)	(4,829)	(4,823)	(100)%
Financing activities	(491)	(612)	121	20%

Net Change in cash	$3,021	$(3,129)	$6,150	197%

Changes in Operating Activities – Operating activities include amounts we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, the sale of lots, the costs incurred in completing and delivering finished lots, rental income from single-family homes and the cost incurred in constructing and maintaining our single-family rental homes, oil and gas royalty income and G&A Expenses. Cash provided by operations in fiscal 2025 increased due to the timing of cash receipts of trade receivables, payments of payables and accrued liabilities, and collection of oil and gas royalty income, which was offset by net increases to the note receivable from the Sky Ranch CAB for continued construction costs related to public improvements.  The Sky Ranch CAB made payments to us totaling $15.2 million in fiscal 2025 from the refinancing of the bonds issued in 2019 and excess funds from higher fees and property taxes collected by the Sky Ranch CAB. The Sky Ranch CAB made payments to us totaling $0.7 million in fiscal 2024 from excess funds from higher fees and property taxes collected by the Sky Ranch CAB.

Changes in Investing Activities – Investing activities in fiscal 2025 consisted primarily of the investment in our water system of $8.6 million and investments in future development phases of Sky Ranch for $0.9 million. Investing activities in fiscal 2024 consisted primarily of the investment in our land and water system of $1.9 million and investments in future development phases of Sky Ranch of $2.2 million. We capitalize costs associated with obtaining, defending, enhancing, and developing our water rights. We capitalize costs incurred to construct infrastructure required to deliver water and wastewater services to our customers, and we capitalize costs to develop our land assets that are not sold to home builders.

Changes in Financing Activities – Financing activities in 2025 and 2024 consisted of payments on existing debt facilities as well as cash used to repurchase the Company’s common stock.

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

Collectability of the Notes Receivable from the Sky Ranch CAB – The notes receivable from the Sky Ranch CAB are comprised of amounts we incurred and provided to the Sky Ranch CAB for costs related to the construction of public improvements which are reimbursable to us, along with related project management fees and accrued interest associated with those costs. Collectability of the notes is based on the Sky Ranch CAB generating sufficient cash flows to repay us prior to certain contractual dates, which is deemed probable based on a mill levy increase resulting from the remainder of Sky Ranch being in a different taxing district than Phase 1, higher than projected assessed values of completed homes, and additional houses from the start of the next development phase at Sky Ranch. The notes are evaluated for a credit loss at each reporting period based on the factors indicated, and an impairment would be recognized whenever it was determined that a credit loss had occurred.  Management applies judgment to assess whether a credit loss has occurred, and factors that are considered include, but are not limited to: significant decreases in the market price of houses which generate tax payments to the Sky Ranch CAB; significant adverse changes in the business climate or legal factors including significant decreases in housing sales or assessments; significant increase in costs and accumulation of costs significantly in excess of the amount originally expected for the construction of the associated public improvements; and current period cash flow or operating losses combined with a history of losses or a forecast of losses.  Recoverability of these notes is measured by comparing the carrying value to the future cash flows expected to be generated by the Sky Ranch CAB which can be used to repay us.  If the carrying value of the notes exceeds the fair value of the estimated cash flows, an impairment loss would be recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows.

Revenue recognition on lot sales under the percentage-of-completion method – We recognize lot revenue over time as construction progresses for most of our lot development contracts. This involves an estimation of the total project costs which are incurred over several months or even years. This requires management to estimate labor and material costs which could change materially over the life of that construction project and have a material impact on the timing of revenue recognition. Under the percentage of completion method, revenue and related costs from lots sold pursuant to lot development contracts requiring milestone payments as construction occurs are recognized over the course of the construction period based on the completion progress of that project phase (i.e. Phase 2C). In relation to each phase or subphase, revenue is determined by calculating the ratio of incurred construction costs, including construction costs related to public improvements subject to reimbursement, to total estimated costs and applying that ratio to the contracted sales amounts. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts. Cost of sales is the cost incurred related to construction of lots. Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in estimated costs or losses, if any, are recognized in the period in which they are determined.

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

To the Shareholders, Board of Directors, and Audit Committee

Pure Cycle Corporation

Watkins, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation (the “Company”) as of August 31, 2025 and 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

To the Shareholders, Board of Directors, and Audit Committee

Pure Cycle Corporation

Revenue Recognition of Lot Sales

As described in Note 2 to the consolidated financial statements, the Company accounts for lot sales revenue over time as construction progresses, with progress measured based upon costs incurred to date compared to total expected costs for each particular construction phase. Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. For the year ended August 31, 2025, the Company recognized approximately $14 million of lot sale revenue, over time, using the percentage of completion method.

Auditing lot sales revenue recognized under the percentage of complete method required a high degree of auditor judgment due to the use of significant assumptions developed by the management team, most notably the estimated budgeted cost for any particular phase to be developed and the estimated remaining cost to complete the phase being developed.

Our audit procedures related to the revenue recognition of lot sales included the following procedures:

●	Obtained an understanding and evaluated the design effectiveness of the Company’s processes over the development of estimated budgeted and remaining cost to complete the phase being developed.

●	Evaluated the reasonableness of management’s estimated budgeted and remaining cost to complete the phase being developed by performing the following:

o	Inspected contracts with customers
o	Tested a sample of actual costs incurred by phase
o	Physically observed the development sites
o	Interviewed the management team to gain an understanding of the budgeting process and project status
o	Performed a lookback analysis by comparing actual costs incurred to budgeted costs on historical, completed phases for similar projects
o	Agreed the number of lots to be sold by builder to respective contracts

Collectability of Related-party Note Receivable – Reimbursable Public Improvements

As described in Note 2 and Note 5 to the consolidated financial statements, the Sky Ranch Community Authority Board (the Sky Ranch CAB) is responsible for building certain public improvements at Sky Ranch, for which the Company provided the funding to the Sky Ranch CAB and which is reimbursable to the Company. The Company has determined the reimbursement of public improvement costs, for which the Company has an enforceable right to payment, are probable of collection. The note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company for public improvements paid for by the Company, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community. As of August 31, 2025, the Company’s related-party note receivable – reimbursable public improvements was approximately $44 million.

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

Our audit procedures related to the collectability of the related party note receivable included the following procedures:

●	Obtained an understanding and evaluated the design effectiveness of the Company’s processes over the valuation analysis of the notes receivable.

To the Shareholders, Board of Directors, and Audit Committee

Pure Cycle Corporation

●	Obtained and reviewed a legal analysis of the enforceability of the Company’s right to payment from the Sky Ranch CAB for the reimbursable costs.

●	Obtained and reviewed the valuation analysis of note receivable report of management’s outside vendor and challenged management’s review of the appropriateness of the valuation; including but not limited to, testing all critical inputs, reasonableness of assumptions applied, and valuation models utilized by the outside vendor.

●	Utilized internal valuation specialists to assist with testing the reasonableness of the valuation analysis of notes receivable.

We have served as the Company’s auditor since 2022.

/s/ Forvis Mazars, LLP

Denver, Colorado

November 12, 2025

● ● ● ● ● ● ●

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	August 31, 2025	August 31, 2024
ASSETS:
Current Assets:
Cash and cash equivalents	$21,931	$22,113
Accounts receivable, net	1,330	1,472
Related party notes receivable, including accrued interest, current portion	—	10,100
Prepaid expenses and other assets	1,004	530
Land under development	7,388	3,647
Total current assets	31,653	37,862
Restricted cash	6,448	3,245
Investment in water and wastewater systems, net	67,523	62,290
Land and mineral rights held for development	4,168	4,695
Single-family rental units	5,240	5,330
Related party notes receivable, including accrued interest, less current portion	45,002	32,085
Other assets	2,245	1,847
Total assets	$162,279	$147,354

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$3,518	$1,948
Accrued and other liabilities	4,335	5,164
Deferred revenue	3,355	2,173
Debt, current portion	411	64
Total current liabilities	11,619	9,349
Debt, less current portion	6,380	6,821
Deferred tax liability, net	1,541	1,395
Lease obligations, less current portion	1	87
Total liabilities	19,541	17,652

Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,066,805 and 24,063,894 outstanding, respectively	80	80
Additional paid-in capital	175,448	175,125
Accumulated deficit	(32,790)	(45,503)
Total shareholders’ equity	142,738	129,702
	$162,279	$147,354

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except share information)	August 31, 2025	August 31, 2024
REVENUES:
Water and Wastewater
Water and wastewater activities	$2,997	$7,283
Water and wastewater tap fees	7,337	3,384
Total water and wastewater	10,334	10,667
Land Development
Lot sales	13,691	15,998
Project management fees	781	707
Special facility projects and other	785	894
Total land development	15,257	17,599

Single-family rentals	496	481
Total revenues	26,087	28,747

COST OF REVENUES:
Water and wastewater	4,781	4,426
Lot development	5,100	4,374
Single-family rental	176	188
Total cost of revenues	10,057	8,988

General and administrative expenses	7,770	6,921
Depreciation	590	596
Operating income	7,670	12,242

Other income (expense):
Interest income	3,272	2,837
Interest expense	(426)	(439)
Oil and gas royalty income, net	6,654	795
Other, net	300	197
Income from operations before income taxes	17,470	15,632
Income tax expense	(4,360)	(4,019)
Net income	$13,110	$11,613

Earnings per common share - basic and diluted
Basic	$0.54	$0.48
Diluted	$0.54	$0.48
Weighted average common shares outstanding:
Basic	24,076,317	24,083,001
Diluted	24,167,529	24,140,946

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended August 31, 2025
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2024	432,513	$—	24,063,894	$80	$175,125	$(45,503)	$129,702
Restricted stock grants	—	—	9,200	—	21	—	21
Stock options exercised	—	—	13,815	—	—	—	—
Stock granted for services	—	—	15,396	—	180	—	180
Share-based compensation	—	—	—	—	122	—	122
Repurchases of common stock	—	—	(35,500)	—	—	(397)	(397)
Net income	—	—	—	—	—	13,110	13,110
Balance at August 31, 2025	432,513	$—	24,066,805	$80	$175,448	$(32,790)	$142,738

	Year Ended August 31, 2024
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2023	432,513	$—	24,078,720	$80	$174,689	$(56,535)	$118,234
Stock options exercised	—	—	17,456	—	—	—	—
Restricted stock grants	—	—	8,000	—	44	—	44
Stock granted for services	—	—	19,644	—	195	—	195
Share-based compensation	—	—	—	—	197	—	197
Repurchases of common stock	—	—	(59,926)	—	—	(581)	(581)
Net income	—	—	—	—	—	11,613	11,613
Balance at August 31, 2024	432,513	$—	24,063,894	$80	$175,125	$(45,503)	$129,702

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	August 31, 2025	August 31, 2024
Cash flows from operating activities:
Net income	$13,110	$11,613
Adjustments to reconcile net income to net cash used by operating activities:
Trade accounts receivable	142	(380)
Depreciation and depletion	2,297	2,100
Share-based compensation expense	323	436
Net activity on notes receivable - related party, other	54	230
Net activity on note receivable - related party, reimbursable public improvements	(4,248)	(15,230)
Deferred income taxes	146	43
Other assets and liabilities	(170)	275
Prepaid expenses	(474)	(184)
Accounts payable and accrued liabilities	934	973
Taxes payable / receivable	(132)	1,993
Deferred revenue	1,182	443
Net cash provided by operating activities	13,164	2,312
Cash flows from investing activities:
Net purchase of property and equipment	(861)	(458)
Future land development activity	(852)	(2,156)
Single-family rentals activity	494	(291)
Water and wastewater infrastructure activity	(8,612)	(1,924)
Sale of land held for sale	179	—
Net cash used in investing activities	(9,652)	(4,829)
Cash flows from financing activities:
Payments on notes payable	(94)	(31)
Repurchases of common stock	(397)	(581)
Net cash used in financing activities	(491)	(612)
Net change in cash, cash equivalents and restricted cash	3,021	(3,129)
Cash, cash equivalents and restricted cash – beginning of period	25,358	28,487
Cash, cash equivalents and restricted cash – end of period	$28,379	$25,358
Cash and cash equivalents	$21,931	$22,113
Restricted cash	6,448	3,245
Total cash, cash equivalents and restricted cash	$28,379	$25,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,351	$2,056
Cash paid for interest	$413	$417
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$209	$1,232
Change in investments in water and water systems included in accounts payable and accrued liabilities	$1,141	$131
Issuance of stock for compensation	$201	$211

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2025 and 2024

NOTE 1 – ORGANIZATION

Pure Cycle Corporation (Company or Pure Cycle) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. Pure Cycle currently operates in three reportable business segments: (i) wholesale water and wastewater services, (ii) land development and (iii) its single-family rental business which constructs and leases single-family homes in the Sky Ranch neighborhood.

Since its inception, Pure Cycle has accumulated valuable water and land interests and has developed an extensive network of wholesale water production, storage, treatment and distribution systems and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region. Pure Cycle’s land assets are located along the bustling and high-profile I-70 corridor in the Denver metropolitan region. Through its land development segment, Pure Cycle is developing Sky Ranch, a 930-acre master planned community located four miles south of Denver International Airport. Sky Ranch is planned to include a mix of 3,200 single-family and multifamily residential units, including more than 200 single-family residential homes owned by the Company for rent, and over two million square feet of commercial, retail, and industrial space.

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

The Company has determined the reimbursable public improvements, project management fees and interest income related to the Sky Ranch community being developed by Pure Cycle is probable of collectability. As a result of an established and growing tax base resulting from the success of the initial development, increases in housing values in Colorado, added mill levies, and additional unencumbered fees received by the Sky Ranch CAB, Pure Cycle believes repayment of the public improvements, payment of the project management fees, and interest income are deemed probable. Based on this, Pure Cycle recognizes these items in the consolidated financial statements as they occur. The timing and amount of potential payments have been estimated based on growth trends utilizing current assessed values and historic growth rates which have been projected to current and contracted lot sales through the contractual obligation period.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company had no cash equivalents as of August 31, 2025 or 2024. At various times during the fiscal years ended August 31, 2025 and 2024, the Company’s main operating account exceeded federally insured limits. To date, the Company has never suffered a loss due to such excess balance.

Land Under Development

The land under development account primarily includes land and land improvements stated at cost which Pure Cycle is developing and plans to sell. Cost incurred on certain public improvements in the Company’s development are included in the Notes Receivable for Sky Ranch CAB explained below. Pure Cycle began developing the Sky Ranch property in 2017. Pure Cycle capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot. These costs are capitalized as incurred. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sold. The land under development accounts primarily contains costs directly attributable to lots to be sold, which will not be reimbursed, but will be expensed as land cost of sales as lots are being completed and sold on a lot-by-lot basis.  Additionally, land under development may contain accruals related to retention on development contracts which may be eligible for reimbursement once paid.

The Company measures land under development costs as a current asset at the lower of the carrying value or net realizable value. In determining net realizable value, the Company primarily relies upon the most recent comparable sales prices. If recent sales prices are not available, the Company will consider several factors, including, but not limited to, current market conditions, nearby recent sales transactions, and market analysis studies. If the net realizable value is lower than the current carrying value, the land is written down to its net realizable value and disclosed if material.

Notes Receivable – Sky Ranch CAB

As noted above and described in greater detail in Note 5, the Sky Ranch CAB is responsible for building certain public improvements at Sky Ranch.  Through various funding agreements, the Company is obligated to provide funding to the Sky Ranch CAB for public improvements, which is reimbursable to the Company. The Company has determined the reimbursement of public improvement costs, for which the Company has an enforceable right to payment, are probable of collection. Therefore, the Company recognizes the reimbursable public improvements costs incurred to date at Sky Ranch in the Notes receivable – related party, reimbursable public improvements and project management fees account on the accompanying consolidated balance sheet. The Company performs a quantitative impairment assessment by estimating the fair value of the Notes receivable – related party using the discounted cash flow method.

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

Restricted cash – The Company has entered into 12 separate cash-secured performance standby letter of credit agreements with its primary banks to provide assurance the Company will perform on various construction agreements. As of August 31, 2025, the 12 letters of credit totaled $6.4 million, which are fully secured by cash held in restricted accounts at the banks, which approximates its fair value is cash is held in savings accounts.

Notes receivable – related parties – The carrying amounts of the notes receivable – related parties with the Rangeview Metropolitan District (Rangeview District) and the Sky Ranch CAB approximate their fair value because the interest rates on the notes currently approximate market rates.

Accounts payable – The carrying amounts of accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Debt – The carrying amounts of the Company’s debt approximate fair value because the rates are floating rates based on the prime lending rate, which approximates market rates.

Trade Accounts Receivable

The Company records accounts receivable net of expected credit losses. The Company has recorded expected credit losses for uncollectible accounts receivables from continuing operations totaling less than $0.1 million and $0.1 million for the periods ended August 31, 2025 and 2024. The expected credit losses for uncollectible accounts were determined based on lifetime expected credit losses using an aging schedule for each pool of trade accounts receivable. Pools are determined based on risk characteristics by the type of customer.

Recoverability of Long-Lived Assets

The Company evaluates its long-lived assets for impairment if the Company determines events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s assumptions and market conditions. If any of its long-lived assets are deemed to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended August 31, 2025 and 2024, the Company recognized less than $0.1 million and $0.

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

The Company depletes its water assets that are being utilized based on units produced (i.e., acre-feet sold) divided by the total volume of water adjudicated pursuant to the water decrees.

Revenue Recognition

The Company disaggregates revenue by major product line as reported on the consolidated statements of income.

The Company currently generates revenues through its three business segments. Revenues are derived through its wholesale water and wastewater business and through the sale of developed land primarily for residential lots, both of which businesses are described below.

Water and Wastewater Resource Development Segment Revenue

Pure Cycle generates revenue through its wholesale water and wastewater business predominantly from the items described below. Because these items are separately delivered and distinct, Pure Cycle accounts for each of the items separately.

Monthly water usage and wastewater treatment fees – Pure Cycle provides water and wastewater services to customers, for which the customers are charged monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single-family equivalent (SFE) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure. Pure

Cycle recognizes wholesale water usage revenue at a point in time upon delivering water to its governmental customers’ end-use customers. Revenue recognized by Pure Cycle from the sale of “Export Water” and other portions of its “Rangeview Water Supply” off the “Lowry Ranch” are reported net of royalties to the State of Colorado Board of Land Commissioners (Land Board). Pure Cycle is the distributor of the Export Water and sets pricing for the sale of Export Water. Revenue recognized by Pure Cycle from the sale of water on the Lowry Ranch are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Ranch, the Rangeview District is directly selling the water and is deemed to be the primary distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Ranch. See further description of “Export Water,” the “Lowry Ranch,” and the “Rangeview Water Supply” in Note 4 under “Rangeview Water Supply and Water System.”

Pure Cycle also sells raw water for industrial uses, mainly to oil and gas companies for use in the drilling processes (referred to as “O&G operations”). O&G operations revenue is recognized at a point in time upon delivering water to its end-use customers, unless other special arrangements are made.

During the years ended August 31, 2025 and 2024, the Company delivered 639 acre-feet and 1,818 acre-feet of water to customers. Of this, 30% and 77% was sold to O&G operators.

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

Pure Cycle recognizes water and wastewater tap fee revenue when Pure Cycle grants the right for the customer to connect to the water or wastewater service line to obtain service and the customer pays the tap fee. During the years ended August 31, 2025 and 2024, Pure Cycle recognized $5.9 million and $2.9 million of water tap fee revenue. The water tap fees recognized are based on the amounts billed by the Rangeview District to customers, after deduction of royalties due to the Land Board for water taps, if applicable.

During the years ended August 31, 2025 and 2024, the Company recognized $1.4 million and $0.5 million of wastewater tap fee revenue.

Pure Cycle recognizes construction fees, including fees received to construct “special facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of special facilities. Management has determined that special facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. For the years ended August 31, 2025 and 2024, Pure Cycle recognized less than $0.1 million and $0.1 million of special facilities revenue.

Consulting fees – Pure Cycle can receive, typically monthly, fees from customers including municipalities and area water providers, for contract operations services. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. For each of the years ended August 31, 2025 and 2024, Pure Cycle recognized less than $0.1 million of consulting fees. These fees are classified in Water and wastewater activities.

Land Development Segment Revenue

Pure Cycle generates revenue through its land development business predominantly from the sources described below. Because these items are separately delivered and distinct, Pure Cycle accounts for each of the items separately.

Sale of finished lots – Pure Cycle acquired approximately 930 acres of land zoned as a Master Planned Community known as Sky Ranch. Pure Cycle has entered into multiple purchase and sale agreements with home builders pursuant to which Pure Cycle agreed to sell, and each builder agreed to purchase, finished residential lots at Sky Ranch. Per its agreements, Pure Cycle is obligated to deliver finished lots, which the Company develops through agreements with the Sky Ranch CAB.  Pure Cycle began Phase 1 in March 2018 and broke ground on Phase 2 in February 2021. As of August 31, 2025, Phase 1 is complete and includes 509 lots, of which 505 were sold to three homebuilders and the remainder were retained by Pure Cycle for use in its single-family rental business. Phase 2 is planned to have 1,020 lots (929 allocated for sale to homebuilders and 91 retained for use in the single-family rental business) and is being developed in five subphases (referred to as Phase 2A, 2B, 2C, 2D and 2E). Phase 2A broke ground in February 2021 and includes a total of 229 lots, of which 219 lots were sold to home builders and 10 were retained for use in the single-family rental business. Phase 2B broke ground in March 2023 and includes a total of 211 lots, of which 194 lots were sold to home builders and 17 lots were retained for use in the single-family rental business.  Phase 2C broke ground in March 2024 and includes a total of 228 lots, of which 180 lots were sold to home builders, eight lots are in the process of being sold, and 40 lots were retained for use in the single-family rental business.

The timing of cash flows from Phase 2, consistent with Phase 1, includes certain milestone deliveries, including, but not limited to, completion of governmental approvals for final plats, installation of wet utility public improvements, and final completion of lot deliveries.

Pure Cycle sells lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements require the same level of construction for all lots and builders, the primary difference in the agreements being the timing of payments and timing of the transfer of ownership of the lots. Pure Cycle’s lot sales agreements require payments under one of the two following structures:

(1)	Upon the substantial completion of the finished lot, whereby the builder pays for a ready-to-build finished lot and the sales price is paid in a lump sum upon substantial completion of the finished lot (typically subject to completion of related public improvements by Pure Cycle, through its development agreement with the Sky Ranch CAB) that is permit ready. Depending on timing of delivery of the finished lot to the builder, Pure Cycle may still have unfulfilled contract performance obligations related to the timing of completion of public improvements and other amenities. If these unfulfilled obligations, after the finished lots are delivered, are deemed other than insignificant, the Company follows format 2 and recognizes revenue over time based on the estimated progress using overall costs incurred to date compared to total estimated costs from the period of time the lot is delivered until the remaining performance obligations are substantially completed.
(2)	As certain construction milestones are achieved, which include payments due as follows pursuant to a lot development agreement with the builder: (i) first payment upon the execution of an agreement and transfer of platted lots (which requires Pure Cycle to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Typically these lots are also subject to completion of related public improvements by the Company, through its development agreement with the Sky Ranch CAB, after all three payments have been received.

Under the first payment structure, the builder (i.e., the customer) takes control/ownership of the lot at the time payment is received and the lot is substantially complete, at which point the Company recognizes revenue. Under the second payment structure, the builder takes control/ownership at the first closing, or delivery of the platted lots. Under both payment scenarios Pure Cycle has subsequent improvements to make to the lot to either improve the builder’s lot and/or complete its performance obligations of managing the construction of public improvements required to complete the neighborhood, which includes items such as fencing, final utility installation, and landscaping. Because Pure Cycle has obligations remaining under the contracts, Pure Cycle accounts for lot sales revenue over time as construction progresses, with progress measured based upon costs incurred to date compared to total expected costs for a particular construction phase (i.e., for Phases 2A, 2B and 2C). Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. Pure Cycle does not have any material significant payment terms as all payments are expected to be received within a few months after invoicing. Pure Cycle adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year.

For the years ended August 31, 2025 and 2024, Pure Cycle recognized $13.7 million and $16.0 million, respectively, of lot sale revenue related to Phases 2A, 2B, 2C and 2D at Sky Ranch for recognition of the performance obligations using the percentage-of-completion methods for each builder contract in each phase.

Since development of Sky Ranch began through August 31, 2025, Pure Cycle has received payments totaling $18.4 million for Phase 2A, $17.3 million for Phase 2B, $16.5 million for Phase 2C and $1.4 million for Phase 2D. Of the amounts received for Phase 2A, as of August 31, 2025, $18.4 million has been recognized as revenue as Phase 2A is complete. Of the amounts received for Phase 2B, as of August 31, 2025, $16.8 million has been recognized as revenue as Phase 2B is approximately 97% complete.  Of the amounts received for Phase 2C, as of August 31, 2025, $13.6 million has been recognized as revenue as Phase 2C is approximately 82% complete.  Of the amounts received for Phase 2D, as of August 31, 2025, $1.8 million has been recognized as revenue as Phase 2D is approximately 43% complete. As of August 31, 2025, no revenue has been deferred related to Phase 2A contracts, $0.5 million of revenue has been deferred related to Phase 2B contracts, and $2.9 million of revenue has been deferred related to Phase 2C contracts.  As of August 31, 2025 there is a receivable of $0.4 million which is included in Accounts receivable, net. Deferred revenue will be recognized over time as the Company completes its performance obligations of managing the completion of the public improvements in Phases 2A, 2B, 2C, and 2D which includes items such as fencing, final utility installation, and landscaping. We anticipate the completion of Phase 2B and substantial completion of Phases 2C and 2D by the end of fiscal 2026.

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

Pursuant to agreements between the Company and the Sky Ranch CAB (see Note 14), the Company is obligated to provide advance funding to the Sky Ranch CAB related to the construction of these public improvements pursuant to a note. Because public improvements are utilized by more than just a single home, the costs are typically reimbursed through property tax assessments, fees, and other funding mechanisms like municipal bonds.

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

The Company evaluates the notes receivable - related parties, reimbursable public improvements for indicators of impairment each reporting period by estimating the fair value of the Notes receivable – related party using the discounted cash flow method. The note receivable from the Sky Ranch CAB bears an interest rate of six percent (6%) per annum until paid. To date no impairment has been recorded for the reimbursable amounts on the note receivable.

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

Construction support activities – Pure Cycle performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control, best management practices and other construction-related services. The Phase 2 activities are invoiced based on an agreement between Pure Cycle and the Sky Ranch CAB.  The amounts are invoiced and recognized as special facility projects revenue and are a component of trade accounts receivable, net. For the years ended August 31, 2025 and 2024, the Company recognized $0.8 million and $0.9 million, respectively, related to construction support activities at Sky Ranch.

Deferred Revenue

As noted above, the Company recognizes certain lot sales over time as construction activities progress for lots sold pursuant to lot development agreements and not when payment is received. Based on this, the Company will frequently receive milestone payments before revenue can be recognized (i.e. prior to the Company completing cumulative progress which faithfully represents the transfer of goods and services to the customer) which results in the Company recording deferred revenue. The Company recognizes this revenue into income as control of lots are transferred to the homebuilder, generally from the period title to a lot is transferred until all construction activities (including public improvements) for that phase or subphase are completed and turned over to the governmental agency that will maintain the asset. The progress of construction activities is measured based on the amount of costs incurred compared to total expected costs of the project (i.e. Phase 2A), which management believes is a faithful representation of the transfer of goods and services to the customer.

As of August 31, 2025 and 2024, the Company’s deferred revenue along with the changes in the deferred revenue are as follows:

	Year Ended August 31, 2025
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2024	$—	$2,173	$2,173
Revenue recognized	(23)	(13,492)	(13,515)
Revenue deferred	23	14,674	14,697
Balance at August 31, 2025	$—	$3,355	$3,355

	Year Ended August 31, 2024
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2023	$69	$1,661	$1,730
Revenue recognized	(177)	(16,302)	(16,479)
Revenue deferred	108	16,814	16,922
Balance at August 31, 2024	$—	$2,173	$2,173

When recognized, the amounts reflected as unearned revenue will be recorded in lot sales, metered water usage from oil and gas operations, or Other income oil and gas lease income, net in the consolidated statements of income.

Royalty and Other Obligations

Revenue from the sale of Export Water is shown net of royalties payable to the Land Board. Revenue from the sale of water on the Lowry Ranch is invoiced directly by the Rangeview District, and a percentage of such collections is then paid to the Company by the Rangeview District net of royalties paid to the Land Board and amounts retained by the Rangeview District.

Oil and Gas Lease Payments

As further described in Note 4 below, on March 10, 2011, the Company entered a Paid-Up Oil and Gas Lease (Sky Ranch O&G Lease) and a Surface Use and Damage Agreement that have been assigned to various other oil and gas companies as a result of acquisitions. Nine wells have been drilled within the Company’s mineral interest and placed into service and are producing oil and gas and accruing royalties to the Company. During the years ended August 31, 2025, and 2024, the Company received $6.7 million and $0.8 million, respectively, in royalties attributable to these wells. The Company classifies income from lease and royalty payments as Other income in the consolidated statements of income as the Company does not consider these arrangements to be an operating business activity. Oil and gas operations, although material in certain years, are deemed a passive activity as the Chief Operating Decision Maker (CODM) does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company recognizes share-based compensation costs as expenses over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. The impact on the income tax provision for the granting and exercise of stock options during each of the years ended August 31, 2025 and 2024, was immaterial.

During the years ended August 31, 2025 and 2024, the Company recognized $0.3 million and $0.4 million, respectively, of share-based compensation expense.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. At August 31, 2025, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended August 31, 2025. The Company does not have any significant unrecognized tax benefits as of August 31, 2025.

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

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2020 through fiscal 2025. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

New Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for the Company for annual periods beginning after December 31, 2026. The Company is are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Upon adoption of this ASU, the company will disclose specific new categories in its income tax rate reconciliation and provide additional information for reconciling items above a quantitative threshold. The Company will also disclose the amount of income taxes paid disaggregated by federal and state. The Company expects these amendments will first be applied in the company’s annual report on form 10-K for the fiscal year ending August 31, 2026, on a prospective basis.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Upon adoption of this ASU, the Company has disclosed significant segment expenses, the title and position of the CODM, and an explanation of how the reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions. Effective August 31, 2025, the Company adopted the provisions of this ASU on a retrospective basis. See Note 13.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Changes Affecting Comparability

For the year ended August 31, 2025, the Company made changes to certain categories within its financial statements. These changes were made as part of the Company’s adoption of ASU 2023-07, Segment Reporting (Topic 280). The changes (i) provide additional details about the Company’s operations by reporting segment and enable the readers of its financial statements to more easily trace the performance of its segments from the financial statements through to the notes and (ii) align its presentation with industry peers.

The Company made changes in the presentation of “Revenues” and “Cost of revenues” categories within the Consolidated Statements of Income. As a result, changes within the Consolidated Statements of Income in the prior periods were made to conform to the current period presentation. The changes had no impact on gross margins or net income.

The Company allocated “Construction in progress” into its corresponding fixed asset class within the Consolidated Balance Sheet. The Company consolidated “Land held for investment purposes,” “Land held for sale” and “Operating lease – right to use assets” into “Other assets” within the Consolidated Balance Sheets. The changes had no impact on total assets, total liabilities, or total equity.

Changes to the Consolidated Statement of Cash Flows were made to align with new categories on the Consolidated Balance Sheet. All prior period amounts have been reclassified to conform to the current presentation.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as The NASDAQ Stock Market. As of August 31, 2025 and August 31, 2024, the Company had no recurring Level 1 assets or liabilities.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. As of August 31, 2025 and 2024, the Company had three non-recurring Level 2 liabilities, both of the SFR Notes and the Lost Creek Note (all defined in Note 7), for which the Company has determined the valuation of the liabilities can be obtained from readily available pricing sources via independent providers for market transactions involving similar liabilities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain significant unobservable assumptions and projections in determining the fair value assigned to such assets or liabilities. As of August 31, 2025 and 2024, the Company had one Level 3 asset, the notes receivable. The Company did not record any impairment charges related to the notes receivable, as their fair value, based on a discounted cash flow analysis, exceeded the carrying value.

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

There were no transfers between Level 1, 2 or 3 categories during the years ended August 31, 2025 or 2024.

NOTE 4 – WATER AND LAND ASSETS

Investment in Water and Water Systems

The Company’s water and water systems consist of the following:

	August 31, 2025		August 31, 2024
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$31,421	$(5,903)	$23,381	$(3,579)
Rangeview water supply	16,273	(21)	15,889	(20)
Water supply – Other	1,300	(1,147)	7,588	(2,307)	a
Sky Ranch water rights and other costs	7,690	(1,689)	7,764	(1,641)
Sky Ranch pipeline	5,740	(1,558)	5,740	(1,366)
Lost Creek water supply	10,836	—	7,357	—	b
Fairgrounds water and water system	2,900	(1,679)	2,900	(1,591)
Wild Pointe service rights	1,632	(1,475)	1,632	(1,261)
Construction in progress - water and water systems	3,203	—	1,804	—
Totals	80,995	(13,472)	74,055	(11,765)
Net investments in water and water systems	$67,523		$62,290

a)	Change in Water supply – Other for the year ended August 31, 2025 compared to 2024 is primarily due to reclassification of WISE infrastructure into Rangeview water system.

b)	During the year ended August 31, 2025, the Company’s Lost Creek water supply increased $3.5 million, primarily from the acquisition of 378 acre-feet of ditch water in the Henrylyn Irrigation District and 220 acre-feet of groundwater rights in the Lost Creek Designated Basin

Single-Family Rental Homes

During the year ended August 31, 2024, the Company capitalized two homes in Phase 2A.  The costs of the homes are capitalized and when applicable are depreciated over periods not exceeding thirty-years, depending on the asset type.  As of August 31, 2025, all 14 completed homes have been rented, with contracts signed to construct 17 single-family rentals in Phase 2B.  Construction began on five of those homes, which will be ready for lease by the end of calendar year 2025.

The Company has reserved a total of 91 lots in Phase 2 (10 of which are in Phase 2A and completed as of August 31, 2025) of Sky Ranch to build additional rental homes.

Depletion and Depreciation

During the years ended August 31, 2025 and 2024, the Company recorded an immaterial amount of depletion charges, which related entirely to the Rangeview Water Supply (as defined below).

During the years ended August 31, 2025 and 2024, the Company recorded $2.3 million and $2.1 million, respectively, of depreciation expense, which include $0.6 million and $0.6 million, respectively, of depreciation expense for other equipment not included in the table above.

The following table presents the estimated useful lives by asset class used for calculating depreciation and depletion charges:

Asset Classes	Estimated Useful Lives
Wild Pointe	Units of production depletion
Rangeview water supply	Units of production depletion
Lost Creek water supply	Units of production depletion
Rangeview, Sky Ranch and WISE water systems	30 years
ECCV wells	10 years
Furniture and fixtures	5 years
Trucks and heavy equipment	5 years
Water system general (pumps, valves, etc.)	5 years
Computers	3 years
Water equipment	3 years
Software	1 year

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of approximately 27,000 acre-feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Ranch, a 26,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. As of August 31, 2025, the Company has invested $31.4 million in facilities to extend water service to customers located on and off the Lowry Ranch. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset, including legal and engineering fees.

The Company acquired the Rangeview Water Supply in 1996 pursuant to the following agreements:

●	1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (Lease), between the Company, the Land Board, and the Rangeview District;
●	The 1996 Service Agreement between the Company and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between the Company and the Rangeview District (Lowry Service Agreement), which allows the Company to provide water service to the Rangeview District’s customers located on the Lowry Ranch;
●	The Agreement for Sale of non-tributary and not non-tributary groundwater between the Company and the Rangeview District (Export Agreement), pursuant to which the Company purchased a portion of the Rangeview Water Supply referred to as the “Export Water” because the Export Agreement allows the Company to export this water from the Lowry Ranch to nearby communities; and
●	The 1997 Wastewater Service Agreement between the Company and Rangeview District (Lowry Wastewater Agreement), which allows the Company to provide wastewater service to the Rangeview District’s customers on the Lowry Ranch.

●	The ECCV Option Agreement, dated January 30, 2024, among the Company, Rangeview District, and the Land Board (ECCV Option), which allows the Company to add the East Cherry Creek Valley (ECCV) system and 4,000 acre-feet or Arapahoe aquifer groundwater, to the Lease, subject to the payment of additional rent, effective as of July 8, 2032 (the expiration of the ECCV lease).

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

The Company, Rangeview District and the State Land Board filed a Water Court Application on December 31, 2020 seeking to: (1) adjudicate 1,635 acre feet of water from the Box Elder Creek Alluvial aquifer (a new water right), (2) consolidate and enlarge certain reservoirs on the Lowry Ranch, (3) approve new places of use for existing water rights, (4) approve new places of storage for certain water rights, and (5) approve a new alternate diversion point for certain existing water rights.  On February 7, 2025, the Water Court denied the Company’s new water right application of 1,635 acre feet of Box Elder Creek Alluvial aquifer water as well as the consolidation and enlargement of certain reservoirs on the Lowry Ranch.  Neither of these rulings impacted the Company’s existing water rights or existing reservoir storage sites.  The Court sought additional information from the Company and opposing parties regarding the three claims which remain outstanding before continuing the trial. The Company is working with opposing parties to reach a settlement agreement for all five claims in the Water Court Application.

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

Rates and charges for all water and wastewater services on the Lowry Ranch, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges cannot exceed the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements, the Land Board receives a royalty of 10% or 12% of gross revenue from the sale or disposition of the water, depending on the nature and location of the purchaser of the water, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt from royalties). The Company also is required to pay the Land Board a minimum annual water production fee of approximately $46,000 per year, which offsets earned royalties, and annual rent of $8,400 which amount is increased every five years based on the Consumer Price Index for Urban Customers. The Rangeview District retains 2% of the remaining revenue, and the Company receives 98% of the remaining revenue after the Land Board royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the Rangeview District’s wastewater tap fees and 90% of the Rangeview District’s wastewater treatment fees (the Rangeview District retains the other 10%).

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

WISE

The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the ten members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years. During each of the years ended August 31, 2025 and 2024, the Company made $0.5 million and less than $0.1 million, respectively, in capital investments in WISE. Capitalized terms used under this caption are defined in Note 7 below.

The Arapahoe County Fairgrounds Water and Water System

The Company owns 321 acre-feet of groundwater purchased pursuant to its agreement with Arapahoe County. The Company plans to use this water in conjunction with its Rangeview Water Supply in providing water to areas outside the Lowry Ranch. The $2.9 million of capitalized costs noted in the table “Investment in Water and Water Systems” above includes the costs to construct various wholesale and special facilities, including a new deep water well, a 500,000-gallon water tank and pipelines to transport water to the Arapahoe County fairgrounds.

The Lost Creek Water Supply

In August 2019, the Company purchased 150 acre-feet of ditch water rights, 300 acre-feet of designated groundwater rights, 70 acre-feet of deep groundwater rights and 260 acres of land in the Lost Creek Basin in Weld County, Colorado. Total consideration for the land, water and related costs was $3.5 million. The Company allocated the acquisition cost to the land and water rights based on estimates of each asset’s respective fair value at the acquisition date. This transaction was accounted for as an asset acquisition.

On June 27, 2022, Pure Cycle acquired an additional 370 acre-feet of designated groundwater rights located in the Lost Creek basin in Weld County Colorado. The acquisition included three water wells and related well permits and structures. The total purchase price was $3.7 million, which was allocated entirely to the water rights as the other assets were deemed to not have determinable values. This transaction was accounted for as an asset acquisition.

In October 2024, the Company purchased an additional 378 acre-feet of ditch water rights, 300 acre-feet of designated groundwater rights, 432 acres of land, a house, barn, outbuildings and irrigation pivots in the Lost Creek Basin. Total consideration for the land, water and other purchased items was $5.4 million. The Company allocated the acquisition cost to the land, water rights, and various other assets based on estimates of each asset’s respective fair value at the acquisition date. This transaction was accounted for as an asset acquisition.

All the Lost Creek Water will be changed for use as municipal/industrial/agricultural water as needed. Additionally, the Company has filed an application with the Colorado Water Court, as described under Item 3 – Legal Proceedings, to use the Lost Creek Water to augment its municipal/industrial water supplies at the Lowry Ranch. The Company plans are to consolidate its Lost Creek Water with its Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off the Lowry Ranch.

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

Total consideration for the land, water, and acquisition-related costs and fees was $7.6 million. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value at the acquisition date. The purchase of the Sky Ranch land and water was accounted for as an asset acquisition.

In June 2017, the Company completed and placed into service its Sky Ranch pipeline, which cost $5.7 million to construct, connecting its Sky Ranch water system to the Rangeview District’s water system.

Wild Pointe – On December 15, 2016, the Rangeview District, acting by and through its water activity enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its water enterprise (Elbert 86 District), entered into a Water Service Agreement (Wild Pointe Service Agreement). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of the Company’s engagement by the Rangeview District as the Rangeview District’s exclusive service provider, the Company acquired, among other things, the exclusive right to provide water services to residential and commercial customers in the Wild Pointe development, located in unincorporated Elbert County, Colorado, for $1.6 million in cash. Pursuant to the terms of the Wild Pointe Service Agreement, the Company, in its capacity as the Rangeview District’s service provider, is responsible for providing water services to all users of water services within the boundaries and service area of the Elbert 86 District and for operating and maintaining the Elbert 86 District’s water system. In exchange, the Company receives 100% of the tap fees from new customers and 98% of all other fees and charges, including monthly water service revenue, remitted to the Rangeview District by the Elbert 86 District pursuant to the Wild Pointe Service Agreement. The Elbert 86 District’s water system currently provides water service to approximately 249 SFE water connections in Wild Pointe.

O&G Leases

In 2011, the Company entered into the Sky Ranch O&G Lease. Pursuant to the Sky Ranch O&G Lease, the Company received an up-front payment for the purpose of exploring for, developing, producing, and marketing oil and gas on 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Sky Ranch O&G Lease is now held by production, entitling the Company to royalties based on production.

Land and Mineral Rights

As part of the Sky Ranch acquisition, the Company acquired approximately 930 acres of land, of which approximately 397 acres have been sold to home builders for the purpose of building residential homes or dedicated for schools and public rights of way.

As of August 31, the costs allocated to the Company’s land held for development is as follows:

	August 31, 2025	August 31, 2024
Sky Ranch land	$1,875	$1,982
Sky Ranch development costs	461	1,483
Lost Creek land	1,729	218
Construction in progress	103	1,012
Net land and mineral interests held for development	$4,168	$4,695

As of August 31, 2025 and 2024, the Company owned 544 acres and 698 acres of land in the Arkansas River valley which is classified as held for sale as we intend to sell the remaining 544 acres in due course. We also own approximately 13,900 acres of mineral interests in the Arkansas River Valley, which has no carrying value on the Company’s books due to an impairment charge of $1.4 million  recorded in fiscal 2020. The Company currently has no plans to sell its mineral interests.

NOTE 5 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company for public improvements paid for by the Company which are reimbursable from the Sky Ranch CAB, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community. The Company has advanced funds to the Sky Ranch CAB for the cost of public improvements which the Sky Ranch CAB is responsible for constructing and the Company is obligated to fund through various funding agreements between the Sky Ranch CAB and the Company.  During the year ended August 31, 2025, the Company spent $15.0 million on public improvements which were certified by a third-party engineer and reimbursable by the Sky Ranch CAB to the Company and were therefore added to the note receivable from the Sky Ranch CAB. Additionally, for the year ended August 31, 2025, project management fees owed to the Company of $0.8 million, and interest income on the outstanding note receivable of $2.3 million, were also added to the note receivable. During the year ended August 31, 2025, the Sky Ranch CAB made seven payments to the Company on the note totaling $15.2 million, which was applied first to interest and then to public improvements on the note.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Year Ended
(In thousands)	August 31, 2025	August 31, 2024
Beginning balance	$40,964	$24,999
Additions	18,043	16,715
Payments received	(15,172)	(750)
Ending balance	$43,835	$40,964

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

NOTE 6 – ACCRUED LIABILITIES

At August 31, 2025 and 2024, the Company’s current accrued liabilities are:

(In thousands)	August 31, 2025	August 31, 2024
Accrued compensation	$683	$1,045
Other operating payables	607	147
Property taxes	742	206
Operating lease obligation, current	12	73
Professional fees	500	5
Rental deposits	38	38
Taxes Payable	1,310	1,442
Land development costs due to the Sky Ranch CAB	415	1,556
Due to Rangeview Metropolitan District	28	652
Total accrued and other liabilities	$4,335	$5,164

The amounts due to the Sky Ranch CAB are either included in notes receivable or land under development. The amounts recorded in land under development will be subsequently expensed through Land development construction costs. In addition, the amounts payable to the Rangeview District relate to construction costs of water infrastructure, which are included in Investments in water and water systems. The remaining items that make up accrued liabilities are generally self-explanatory.

NOTE 7 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of August 31, 2025, the outstanding principal and deferred financing costs of the Company’s loans are as follows:

(In thousands)	August 31, 2025
Single-Family Rental Home Note Payable	$3,898
Lost Creek Note Payable	2,940
Total outstanding principal	6,838
Deferred financing costs	(47)
Less current maturities, net of current deferred financing costs	(411)
Debt, less current portion	$6,380

As of August 31, 2025, the scheduled maturities (i.e., principal payments) of the Company’s loans are as follows:

(In thousands)	Scheduled principal payments
Within 1 year	$425
Year 2	1,336
Year 3	3,153
Year 4	290
Year 5	306
Thereafter	1,328
Total principal payments	6,838
Deferred financing costs	(47)
Total principal payments, net	$6,791

SFR Note 1

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental homes. The SFR Note has the following terms:

●	Initial principal amount of $1.0 million
●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5% (4.25% as of August 31, 2025), which has a floor of 3.75% and a ceiling of 4.25%. In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Fifty-three principal and interest payments each month which began July 1, 2022, in the amount of $4,600 each and increased to $5,000 each on November 1, 2024
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by the three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements, calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

Lost Creek Note

On June 28, 2022, the Company entered a loan with its primary bank to fund the acquisition of 370 acre-feet of water rights the Company acquired on June 27, 2022, in the Lost Creek region of Colorado (Lost Creek Note). The Lost Creek Note has an initial principal balance of $3.0 million, a ten-year maturity, monthly interest only payments averaging $12,000 per month for thirty-six months beginning July 28, 2022, twenty-four monthly principal and interest payments of $42,000 beginning July 28, 2025, fifty-nine monthly principal and interest payments of $32,000 beginning on July 28, 2027, and a balloon payment of less than $0.8 million plus unpaid and accrued interest due on June 28, 2032.  The Lost Creek Note has a thirty-year amortization period and a fixed per annum interest rate equal to 4.90%. Lost Creek Note is secured by the Lost Creek Water rights acquired with the proceeds of the note issuance and any fees derived from the use of the Lost Creek Water rights. The Lost Creek Note does not contain any financial covenants.

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

Working Capital Line of Credit

On January 31, 2022, the Company entered into a Business Loan Agreement (Working Capital LOC) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the rate published in the Western Edition of the Wall Street Journal as the Prime Rate plus 0.5% and a floor of 3.75%. In the event of default, the interest rate on the Working Capital LOC would be increased by adding an additional 2.0%. During the year ended August 31, 2025, the Company extended the Working Capital LOC, which now has an expiration date of January 31, 2026, a floating per annum interest rate equal to the rate published in the Western Edition of the Wall Street Journal as the Prime Rate (7.5% as of August 31, 2025) and an amended floor rate of 5.00%.  As of August 31, 2025, the Company has not drawn on the Working Capital LOC.

Letters of Credit

At August 31, 2025, the Company had 12 Irrevocable Letters of Credit (“LOCs”) outstanding. The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch relating to the delivery of finished lots and as collateral for payment obligations outlined in the construction contract for certain single-family rental homes in Phase 2B. The Company has the intent and ability to perform on the contracts, after which, the LOC’s will expire at various dates from November 2025 through July 2026. However, the Company is required to renew the majority of the LOCs. As of August 31, 2025, the LOCs totaled $6.4 million, an amount secured by cash balances maintained in restricted cash accounts at the Company’s bank. The LOCs renew annually at various dates and have a 1% annual fee.

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

Pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (WISE Financing Agreement) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. During each of the years ended August 31, 2025 and 2024, the Company, through the Rangeview District, purchased 156 acre-feet and 134 acre-feet of WISE water for $0.4 million and $0.4 million. See further discussion in Note 14.

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

During the year ended August 31, 2025, the Company amended its office lease twice terminating the rental of the previous office and warehouse spaces within the same complex.  The result is the rental of approximately 6,460 square feet of office space and 8,400 square feet of warehouse space for a monthly payment of roughly $11,000 which includes a certain pro-rata share of the lessor’s operating costs, which are variable in nature. The Company performed its own leasehold improvements which are credits against our monthly payments. The monthly payment will increase roughly 2.5% every October 1st. The Company’s lease agreement does not contain any residual value guarantees or material restrictive covenants. As a result, the Company’s associated right of use asset and liability decreased, as noted in the table below. For each of the years ended August 31, 2025 and 2024, payments on lease liabilities totaled less than $0.1 million.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

(In thousands)	August 31, 2025	August 31, 2024
Operating leases - ROU assets	$13	$158

Operating lease liabilities, current	$12	$73
Operating lease liabilities, long term	1	87
Total lease liability	$13	$160

Weighted average remaining lease term (in years)	1.0	2.0
Weighted average discount rate	7.5%	7.5%

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

Equity Compensation Plan

The Company maintains the 2024 Equity Incentive Plan (2024 Equity Plan), which was approved by shareholders in January 2024 and became effective January 17, 2024.  Executives, eligible employees, consultants, and non-employee directors are eligible to receive options and stock grants pursuant to the 2024 Equity Plan. Options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Company’s board of directors. The Company has reserved 2.0 million shares of common stock for issuance under the 2024 Equity Plan.  As of August 31, 2025, 26,204 shares had been issued and there were 1,973,796 shares available for grant under the 2024 Equity Plan. Prior to the effective date of the 2024 Equity Plan, the Company granted stock awards to eligible participants under its 2014 Equity Incentive Plan (2014 Equity Plan), which expired April 12, 2024. As of August 31, 2025, restricted stock awards and awards to purchase 577,000 shares of the Company’s common stock have been made under the 2014 Equity Plan, of which 489,500 remain outstanding. No additional awards may be granted pursuant to the 2014 Equity Plan.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the consolidated statements of income. Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its options; therefore, the compensation expense has not been reduced for estimated forfeitures. No options expired in either of the years ended August 31, 2025 and 2024. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

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

For the year ended August 31, 2025, the Company granted no stock options. In addition, six non-employee Board members were each granted 2,566 unrestricted shares of common stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company’s common stock on the date of grants of $11.69. Stock-based compensation expense includes $0.2 million of expense related to these unrestricted stock grants. The unrestricted stock grants were fully expensed at the date of the grant because no vesting requirements existed for the unrestricted stock grants.

For the year ended August 31, 2024, the Company granted no stock options. In addition, six non-employee Board members were each granted 3,006 unrestricted shares of common stock and one non-employee Board member was granted 1,608 unrestricted shares of common stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company’s common stock on the date of grants of $9.98 and $9.33, respectively. Stock-based compensation expense includes $0.2 million of expense related to these unrestricted stock grants. The unrestricted stock grants were fully expensed at the date of the grant because no vesting requirements existed for the unrestricted stock grants.

During the years ended August 31, 2025 and 2024, 35,000 and 38,500 options were exercised. The options exercised in 2025 were net settled, meaning the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. The net settlement exercises during the year ended August 31, 2025, resulted in 13,815 shares being issued and 21,185 options being cancelled in settlement of shares issued. The options exercised in 2024 were also net settled resulting in 17,456 shares being issued and 21,044 options being cancelled in settlement of shares issued.

The following table summarizes the combined stock option activity for the 2014 Equity Plan and 2024 Equity Plan for the years ended August 31, 2025 and August 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2024	524,500	$9.42	4.7	$877
Granted	—	—
Net settlement exercised	(35,000)	7.89
Forfeited / Expired	—	—
Outstanding at August 31, 2025	489,500	9.52	3.8	616
Options exercisable at August 31, 2025	472,500	$9.54	3.7	$598

Outstanding at August 31, 2023	563,000	$9.15	5.5	$1,221
Granted	—	—
Net settlement exercised	(38,500)	5.57
Forfeited / Expired	—	—
Outstanding at August 31, 2024	524,500	$9.42	4.7	$877

The following table summarizes the activity and value of non-vested options as of and for the years ended August 31, 2025 and August 31, 2024:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2024	59,000	$4.45
Granted	—	—
Vested	(42,000)	4.66
Forfeited / Expired	—	—
Non-vested options outstanding at August 31, 2025	17,000	$3.93

Non-vested options outstanding at August 31, 2023	111,000	$4.43
Granted	—	—
Vested	(52,000)	4.41
Forfeited	—	—
Non-vested options outstanding at August 31, 2024	59,000	$4.45

All non-vested options are expected to vest. For each of the years ended August 31, 2025 and 2024, the total fair value of options that vested during the year was $0.2 million. For the year ended August 31, 2025, there were no options granted.

For the years ended August 31, 2025 and 2024, share-based compensation expense was $0.3 million and $0.4 million, respectively.

As of August 31, 2025, the Company had unrecognized share-based compensation expenses totaling $0.1 million relating to non-vested options and restricted stock units that are expected to vest. The weighted average period over which these options are expected to vest is just over one year. The Company has not recorded any excess tax benefits to additional paid-in capital.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The table below presents the percentage of total revenue for the reported customers for the years ended August 31, 2025 and 2024. For water and wastewater customers, the Company primarily provides services on behalf of the Rangeview District for which the significant end users include all Sky Ranch homes in the aggregate combined with the Sky Ranch CAB and two oil & gas operators. The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fees revenue.

	Year Ended
% of Total Revenue Generated From:	August 31, 2025	August 31, 2024
Melody (DR Horton)	30%	19%
Lennar	20%	24%
KB Home	15%	10%
Sky Ranch CAB	8%	9%
Taylor Morrison	8%	-%
Challenger	5%	9%
Two oil & gas operators	4%	19%

NOTE 10 – INCOME TAXES

For the year ended August 31, 2025, Pure Cycle recorded income tax expense of $4.4 million, which consisted of current income tax expense of $4.2 million and deferred income tax expense of $0.1 million. The deferred tax expense consists mainly of the timing difference between book and tax depreciation of fixed assets.

For the year ended August 31, 2024, Pure Cycle recorded income tax expense of $4.0 million, which consisted of current income tax expense of almost $4.0 million and deferred income tax expense of less than $0.1 million. The deferred tax expense consists mainly of the timing difference between book and tax depreciation of fixed assets.

During the year ended August 31, 2025, Pure Cycle paid Federal and State income tax installments of $3.6 million and $0.8 million, respectively. During the year ended August 31, 2024, Pure Cycle paid Federal and State income tax installments of $1.6 million and $0.5 million, respectively.

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

(In thousands)	August 31, 2025	August 31, 2024
Deferred tax assets (liabilities):
Depreciation and depletion	$(2,361)	$(2,237)
Non-qualified stock options	522	527
Accrued compensation	127	230
Deferred revenue	113	31
Other	58	54
Net deferred tax liability	$(1,541)	$(1,395)

As of August 31, 2025 and 2024, the Company had no liability for unrecognized tax benefits.

Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following for the fiscal years ended August 31:

	Year Ended
(In thousands)	August 31, 2025	August 31, 2024
Expected expense (benefit) from federal taxes at statutory rate of 21%	$3,669	$3,283
State taxes, net of federal benefit	600	559
Permanent and other differences	45	148
Stock Compensation	(12)	(14)
Other	58	43
Total income tax expense	$4,360	$4,019

As of August 31, 2025 and 2024, the Company had no net operating loss carryforwards available for income tax purposes.

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

For the years ended August 31, 2025 and 2024, the Company recorded less than $0.1 million of expenses related to the 401(k) Plan.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating, and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. As of August 31, 2025, the Company has accrued an estimated $0.5 million in legal expenses associated with potential legal liability relating to the water court’s ruling in February 2025. The Company's current settlement negotiations have the potential to obtain a new water right asset as well as a favorable outcome on the remaining three claims, which would result in a reversal of the legal accrual. The water court proceedings are described under Item 3 – Legal Proceedings.

NOTE 13 – SEGMENT REPORTING

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the CODM, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its CODM as its Chief Executive Officer.

Based on the methods used by the CODM to allocate resources, the Company has identified three operating segments which meet GAAP segment disclosure requirements, namely the water and wastewater resource development segment, the land development segment and single-family rental business segment.

The water and wastewater resource development segment provides water and wastewater services to customers for fees. The water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat, and reuse wastewater. The land resource development segment includes all the activities necessary to develop and sell finished lots, which as of August 31, 2025 and 2024, was done exclusively at the Sky Ranch Master Planned Community. The single-family rental business segment includes single-family homes that the Company has contracted with homebuilders to build on finished lots retained by the Company during its land development activities. The revenue for this segment includes rental income from those homes, which as of August 31, 2025 and 2024 were located exclusively at the Company’s Sky Ranch Master Planned Community.

The Company’s operating segments, as defined in ASC 280, Segment Reporting, reflect how its CODM reviews financial information, makes operating decisions and assesses business performance. In identifying operating segments, the Company also considers its annual budgeting and forecasting process, management reporting structure, and information presented to the Board of Directors. The Company only operates in one geographic region and is not able to be aggregated by geographic operating segments.

The CODM evaluates the performance of the reportable segments based on operating income. Sales, gross margins, and operating expenses are also monitored closely. This information is used to monitor operating margins, measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The CODM also uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts. More disaggregated information about operating expense is generally only reviewed by the CODM on a consolidated basis.

As a result of the Company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, operating income for the reportable segments excludes unallocated corporate overhead costs, depreciation on corporate fixed assets, other costs and other income, as they are not attributable to the individual reportable segments and are included in the corporate line item.

The tables below present the measure of profit and assets as well as the interest income and expense that the CODM uses to assess the performance of the segment for the periods presented:

	Year Ended August 31, 2025
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$10,334	$15,257	$496	$—	$26,087

Cost of revenue	3,074	5,100	176	—	8,350
Depreciation and depletion	1,707	—	—	—	1,707
Total cost of revenue	4,781	5,100	176	—	10,057

Segment profit	$5,553	$10,157	$320	$—	$16,030

Interest income	$—	$—	$—	$3,272	$3,272

Interest expense	$151	$—	$273	$2	$426

	Year Ended August 31, 2024
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$10,667	$17,599	$481	$—	$28,747

Cost of revenue	2,922	4,374	188	—	7,484
Depreciation and depletion	1,504	—	—	—	1,504
Total cost of revenue	4,426	4,374	188	—	8,988

Segment profit	$6,241	$13,225	$293	$—	$19,759

Interest income	$—	$—	$—	$2,837	$2,837

Interest expense	$151	$—	$276	$12	$439

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

(In thousands)	August 31, 2025	August 31, 2024
Water and wastewater resource development	$69,366	$64,616
Land development	11,121	8,521
Single-family rental	5,280	5,371
Corporate	76,512	68,846
Total assets	$162,279	$147,354

NOTE 14 – RELATED PARTY TRANSACTIONS

The Rangeview District

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority

(SMWSA). During the years ended August 31, 2025 and 2024, the Company provided funding of less than $0.1 million to the Rangeview District related to this Participation Agreement.

Through the WISE Financing Agreement, to date the Company has made payments totaling $6.9 million to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project and to construct the connection to the WISE system. At August 31, 2025, the amounts are included in Investments in water and water systems on the Company’s balance sheet. During the year ended August 31, 2025, the Company, through the Rangeview District, purchased 156 acre-feet of WISE water for $0.4 million.

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2025, WISE water was $7.23 per thousand gallons and such rate remained in effect through calendar 2025. Effective January 1, 2024, WISE water increased to $6.55 per thousand gallons , a price that was in effect through the end of calendar 2024. In addition, the Company pays certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves.

During the years ended August 31, 2025 and 2024, the Company provided $0.9 million and $0.6 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allocated share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

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

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.3 million, which is unsecured, and bears interest based on the prevailing prime rate plus 2% (9.50% at August 31, 2025). The maturity date of the loan is December 31, 2025, at which time it automatically renews through December 31, 2026. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. At August 31, 2025, balance in notes receivable - related parties, other totaled $1.2 million, which included borrowings of $1.2 million and accrued interest of less than $0.1 million. During the year ended August 31, 2025, the Rangeview District made payments totaling $0.2 million on the notes payable to the Company. The August 31, 2024 balance in notes receivable totaled $1.2 million, which included borrowings of $1.2 million and accrued interest of less than $0.1 million.

Sky Ranch CAB

Pursuant to a certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the Sky Ranch CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. In November 2017, but effective as of January 1, 2018, the Company entered into a Project Funding and Reimbursement Agreement (PF Agreement) with the CAB for the Sky Ranch property. The PF Agreement required the Company to fund an agreed upon list of public improvements for Sky Ranch with respect to earthwork, erosion control, streets, drainage, and landscaping at an estimated cost of $13.2 million for calendar years 2018 and 2019. Each advance or reimbursable expense is certified by a third-party engineer and accrues interest at a rate of six percent (6%) per annum.

The Company and the Sky Ranch CAB entered into a Facilities Funding and Acquisition Agreement (FFAA) for Phase 1 effective November 2017 and amended on September 2024, obligating the Company to advance funding to the Sky Ranch CAB for specified public improvements. The Company and the Sky Ranch CAB entered into a Phase 2 Facilities Funding and Acquisition Agreement

(FFAA2) for Phase 2 effective December 2020, obligating the Company to advance funding to the Sky Ranch CAB for specified public improvements. All amounts owed under the FFAA and FFAA2 bear interest at a rate of 6% per annum.  Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for Phase 1 and December 31, 2060 for Phase 2 shall be deemed forever discharged and satisfied in full.

As of August 31, 2025, the balance of the Company’s advances for improvements, including interest, net of reimbursements already received from the Sky Ranch CAB, totaled $43.8 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB which have been certified by an independent third-party.

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

The following table summarizes the balances associated with the note receivable related party:

	Year Ended
(In thousands)	August 31, 2025	August 31, 2024
Sky Ranch CAB reimbursable public improvements and project management fees	$43,835	$40,964
Rangeview Metro District note receivable	1,167	1,221
Related party notes receivable, including accrued interest	$45,002	$42,185

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson) a contract to construct the wet utility pipelines in Phase 2A of Sky Ranch.  As the project progressed, change orders were approved by the Sky Ranch CAB board upon review by an independent engineer hired by the Sky Ranch CAB to certify costs are reasonable and appropriate for the scope of work contemplated.  During the years ended August 31, 2025 and August 31, 2024, the Sky Ranch CAB paid Nelson $0 and $0.1 million, respectively, related to this contract. Nelson is majority owned by the chair of the Company’s board of directors.

NOTE 15 – EARNINGS PER SHARE

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). No options were excluded for the fiscal years ended August 31, 2025 and 2024.

	Year Ended
(In thousands, except share and per share amounts)	August 31, 2025	August 31, 2024
Net income	$13,110	$11,613

Basic weighted average common shares	24,076,317	24,083,001
Effect of dilutive securities	91,212	57,945
Weighted average shares applicable to diluted earnings per share	24,167,529	24,140,946

Earnings per share - basic	$0.54	$0.48
Earnings per share - diluted	$0.54	$0.48

NOTE 16 – SUBSEQUENT EVENTS

On September 29, 2025, PCY Holdings, LLC and PCYO Home Rentals, LLC, both a wholly owned subsidiary of the Company, entered into a debt Facility Agreement (Facility Agreement) with a new banking partner.  The Facility Agreement provides up to $10 million to finance new single-family rental homes. Under the Facility Agreement the Company guarantees payment and performance by its subsidiaries of obligations due under the Facility Agreement and related lending documents. The Facility Agreement allows for flexibility to close on multiple single-family rental homes over a short duration with a variable per annum interest rate equal to the Western Edition of the Wall Street Journal as Prime Rate, with a floor of 4.55%.  Under the Facility Agreement the Company and its subsidiaries have the option to consolidate multiple single-family rental homes into a term loan which would bear interest at a rate per annum equal to 5-year US CMT plus a margin of 2.75%. The term loan will be amortized over 25 years with a 5-year ballon. The Facilities Agreement also contains financial covenants and collateral requirements.

On October 20, 2025, the Company used proceeds from the Facility Agreement to fund the completed construction cost of five additional single-family rental homes.  As of the filing of this Form 10-K, the Company’s outstanding balance under the Facilities Agreement is $1.3 million.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and the Chief Financial Officer each concluded that, as of the end of period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 COSO Framework). Based on that assessment, management determined that as of August 31, 2025, our internal controls over financial reporting were effective.

Changes in Internal Controls

No changes were made to our internal control over financial reporting during the fourth quarter of our fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the Annual Meeting of Shareholders to be held in January 2026.

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

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements. See “Index to Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	Financial Statement Schedules. All schedules are omitted either because they are not required or the required information is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits. The exhibits listed on the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K, unless otherwise indicated.

Item 16 – Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.
3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2023.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10 Q for the fiscal quarter ended February 28, 2015.
4.2	Description of Capital Stock. Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2019.
10.1	2014 Equity Incentive Plan, effective April 12, 2014. Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting held on January 15, 2014. **
10.2	Pure Cycle Corporation 2024 Equity Incentive Plan. Incorporated by Reference to Exhibit 10.1 to the current report on Form 8-K filed January 19, 2024.
10.3

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

10.10

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

10.12

South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.13

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

Exhibit Number	Description
10.16

Export Service Agreement, effective as of June 16, 2017, between the Company and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

10.17

Contract for Purchase and Sale of Real Estate, dated October 30, 2020, by and between PCY Holdings, LLC and Melody Homes, Inc. (a wholly-owned subsidiary of DR Horton, Inc.), Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

10.18

Contract for Purchase and Sale of Real Estate, dated February 19, 2021, by and between PCY Holdings, LLC and Lennar Colorado, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2021.

10.19

Option Agreement, dated January 30, 2024, by and among the Land Board, the Rangeview Metropolitan District, and the Company. Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

10.20	Facilities Funding and Acquisition Agreement (FFAA), effective as of November 13, 2017, between the Company and Sky Ranch CAB. *
10.21	Phase 2 Facilities Funding and Acquisition Agreement (FFAA2), effective as of December 17, 2020, between the Company and Sky Ranch CAB. *
10.22	Amendment No. 1 to FFAA, effective as of September 13, 2024, between the Company and Sky Ranch CAB. *
19.1	Insider Trading Policy *
21.1	Subsidiaries of the Registrant *
23.1	Consent of Forvis Mazars, LLP *
24.1	Powers of Attorney (included on the Signatures page of this Annual Report on Form 10-K)*
31.1	Certification of principal executive officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the year ended August 31, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover page formatted as inline XBRL and contained in Exhibit 101
*	Filed herewith
**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Marc S. Spezialy
Marc S. Spezialy Vice President and Chief Financial Officer
November 12, 2025

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

Signature	Title	Date

/s/ Mark W. Harding
Mark W. Harding	President, Chief Executive Officer and Director	November 12, 2025
(Principal Executive Officer)

/s/ Marc S. Spezialy
Marc S. Spezialy	Vice President and Chief Financial Officer	November 12, 2025
(Principal Financial and Accounting Officer)
/s/ Patrick J. Beirne
Patrick J. Beirne	Chair, Director	November 12, 2025

/s/ Wanda J. Abel
Wanda J. Abel	Director	November 12, 2025

/s/ Frederick A. Fendel III
Frederick A. Fendel III	Director	November 12, 2025

/s/ Susan D. Heitmann
Susan D. Heitmann	Director	November 12, 2025

/s/ Daniel R. Kozlowski
Daniel R. Kozlowski	Director	November 12, 2025
/s/ Jeffrey G. Sheets
Jeffrey G. Sheets	Director	November 12, 2025