Form 10-Q
period 2025-11-30
PURE CYCLE CORP
filed 2026-01-07
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,090,605 shares of 1/3 of $.01 par value common stock as of January 6, 2026.

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

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized, and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics, tariffs, trade policies or other sources;
●	our ability to successfully expand our single-family home rental business and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability, inflation and interest rates;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	declines in property values which impact tax revenue to the Sky Ranch Community Authority Board and therefore its ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use, environmental, and tax matters;
●	changes in interest rates;
●	changes in tenant relief laws, including laws regulating evictions, rent control laws, and other regulations that limit our ability to increase rental rates;
●	changes in private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of the number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;

●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment, including the impact of trade policies and tariffs;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in the 2025 Annual Report (as defined herein).

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	November 30, 2025	August 31, 2025
ASSETS:
Current Assets:
Cash and cash equivalents	$17,135	$21,931
Accounts receivable, net	2,502	1,330
Prepaid expenses and other assets	414	1,004
Land under development	6,212	7,388
Total current assets	26,263	31,653
Restricted cash	6,734	6,448
Investment in water and wastewater systems, net	68,708	67,523
Land and mineral rights held for development	4,486	4,168
Single-family rental units	7,739	5,240
Related party notes receivable, including accrued interest, less current portion	51,813	45,002
Other assets	2,326	2,245
Total assets	$168,069	$162,279

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$3,284	$3,518
Accrued and other liabilities	5,322	4,335
Deferred revenue	2,442	3,355
Debt, current portion	440	411
Total current liabilities	11,488	11,619
Debt, less current portion	7,554	6,380
Deferred tax liability, net	1,541	1,541
Lease obligations, less current portion	—	1
Total liabilities	20,583	19,541

Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,090,605 and 24,066,805 outstanding, respectively	80	80
Additional paid-in capital	175,631	175,448
Accumulated deficit	(28,225)	(32,790)
Total shareholders’ equity	147,486	142,738
	$168,069	$162,279

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
(In thousands, except share information)	November 30, 2025	November 30, 2024
REVENUES:
Water and Wastewater
Water and wastewater activities	$812	$1,391
Water and wastewater tap fees	1,670	1,466
Total water and wastewater	2,482	2,857
Land Development
Lot sales	6,024	2,319
Project management fees	296	253
Special facility projects and other	202	199
Total land development	6,522	2,771

Single-family rentals	131	124
Total revenues	9,135	5,752

COST OF REVENUES:
Water and wastewater	1,112	1,061
Lot development	1,717	956
Single-family rental	55	68
Total cost of revenues	2,884	2,085

General and administrative expenses	1,709	1,792
Depreciation	159	155
Operating income	4,383	1,720

Other income (expense):
Interest income	949	731
Interest expense	(94)	(109)
Oil and gas royalty income, net	740	2,807
Other, net	52	59
Income from operations before income taxes	6,030	5,208
Income tax expense	(1,465)	(1,271)
Net income	$4,565	$3,937

Earnings per common share - basic and diluted
Basic	$0.19	$0.16
Diluted	$0.19	$0.16
Weighted average common shares outstanding:
Basic	24,080,086	24,071,907
Diluted	24,156,378	24,157,347

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended November 30, 2025
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2025	432,513	$—	24,066,805	$80	$175,448	$(32,790)	$142,738
Restricted stock grants	—	—	3,800	—	11	—	11
Stock options exercised	—	—	10,000	—	40	—	40
Stock granted for services	—	—	10,000	—	115	—	115
Share-based compensation	—	—	—	—	17	—	17
Repurchases of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	4,565	4,565
Balance at November 30, 2025	432,513	$—	24,090,605	$80	$175,631	$(28,225)	$147,486

	Three Months Ended November 30, 2024
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2024	432,513	$—	24,063,894	$80	$175,125	$(45,503)	$129,702
Restricted stock grants	—	—	9,200	—	21	—	21
Stock options exercised	—	—	13,815	—	—	—	—
Stock granted for services	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	35	—	35
Repurchases of common stock	—	—	(10,000)	—	—	(108)	(108)
Net income	—	—	—	—	—	3,937	3,937
Balance at November 30, 2024	432,513	$—	24,076,909	$80	$175,181	$(41,674)	$133,587

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	November 30, 2025	November 30, 2024
Cash flows from operating activities:
Net income	$4,565	$3,937
Adjustments to reconcile net income to net cash used by operating activities:
Trade accounts receivable	(1,172)	(3,521)
Depreciation and depletion	566	526
Share-based compensation expense	183	56
Net activity on note receivable - related party, other	(25)	(26)
Net activity on note receivable - related party, reimbursable public improvements	(5,483)	6,193
Other assets and liabilities	(45)	(18)
Prepaid expenses	590	70
Accounts payable and accrued liabilities	(710)	(1,177)
Taxes payable / receivable	1,465	1,270
Deferred revenue	(913)	(1,636)
Net cash (used in) provided by operating activities	(979)	5,674
Cash flows from investing activities:
Net purchase of property and equipment	(150)	(281)
Future land development activity	(447)	(425)
Single-family rentals activity	(2,560)	(19)
Water and wastewater infrastructure activity	(1,577)	(5,827)
Net cash used in investing activities	(4,734)	(6,552)
Cash flows from financing activities:
Proceeds from notes payable	1,304	—
Payments on notes payable	(101)	(5)
Repurchases of common stock	—	(108)
Net cash provided by (used in) financing activities	1,203	(113)
Net change in cash, cash equivalents and restricted cash	(4,510)	(991)
Cash, cash equivalents and restricted cash – beginning of period	28,379	25,358
Cash, cash equivalents and restricted cash – end of period	$23,869	$24,367
Cash and cash equivalents	$17,135	$19,031
Restricted cash	6,734	5,336
Total cash, cash equivalents and restricted cash	$23,869	$24,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$94	$104
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$202	$428
Change in fixed assets included in accounts payable and accrued liabilities	$513	$237
Issuance of stock for compensation	$126	$21

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

November 30, 2025

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (the “Company” or “Pure Cycle”) and include all adjustments that are of a normal recurring nature and are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three months ended November 30, 2025 and 2024. The August 31, 2025 balance sheet was derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested the accompanying consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2025 (“2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on November 12, 2025. The results of operations for interim periods presented are not necessarily indicative of the operating results expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, the dollar amount of reimbursable costs and collectability of reimbursable costs, costs of revenue for lot sales, share-based compensation, certain accrued liabilities, and the useful lives and recoverability of long-lived assets. Actual results could differ from those estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-7”). Upon adoption of this ASU, the Company has disclosed significant segment expenses, the title and position of the Chief Operating Decision Maker (“CODM”), and an explanation of how the reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions. Effective August 31, 2025, the Company adopted the provisions of this ASU on a retrospective basis. See Note 11.

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded disclosure of the Company’s income rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning September 1, 2025. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statement disclosures.

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

Changes Affecting Comparability

For the year ended August 31, 2025, the Company made changes to certain categories within its financial statements. These changes were made as part of the Company’s adoption of ASU 2023-07. The changes (i) provide additional details about the Company’s operations by reporting segment and enable the readers of its financial statements to more easily trace the performance of its segments from the financial statements through to the notes and (ii) align its presentation with industry peers.

The Company made changes in the presentation of “Revenues” and “Cost of revenues” categories within the Consolidated Statements of Income. As a result, changes within the Consolidated Statements of Income for the three months ended November 30, 2024 were made to conform to the current period presentation. The changes had no impact on gross margins or net income.

Changes to the Consolidated Statement of Cash Flows for the three months ended November 30, 2024 were made to align with new categories on the Consolidated Balance Sheet.  All prior period amounts have been reclassified to conform to the current presentation.

NOTE 2 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH COMMUNITY AUTHORITY BOARD

The Sky Ranch Community Authority Board (“Sky Ranch CAB”) and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Notes 5 and 14 to the financial statements included in the 2025 Annual Report.

The related party notes receivable is comprised of two separate notes, one with the Rangeview Metropolitan District and one from the Sky Ranch CAB. The following table summarizes the balances associated with the note receivable related party:

(In thousands)	November 30, 2025	August 31, 2025
Sky Ranch CAB reimbursable public improvements and project management fees	$50,622	$43,835
Rangeview Metro District note receivable	1,191	1,167
Related party notes receivable, including accrued interest	$51,813	$45,002

The note from the Sky Ranch CAB reports the balances owed to the Company for public improvements paid for by Pure Cycle that are reimbursable from the Sky Ranch CAB and include project management fees related to the Company’s management of the construction of the public improvements and interest accrued on the unpaid balances related the ongoing development of the Sky Ranch master planned community (Sky Ranch). Pure Cycle has advanced funds to the Sky Ranch CAB for the cost of constructing certain public improvements at Sky Ranch, which are the ultimate responsibility of the Sky Ranch CAB. During the three months ended November 30, 2025, Pure Cycle spent $5.8 million on public improvements that are reimbursable by the Sky Ranch CAB to Pure Cycle. Additionally, for the three months ended November 30, 2025, project management fees of $0.3 million and interest income on the outstanding note receivable of $0.7 million were also added to the note receivable. During the three months ended November 30, 2025, the Sky Ranch CAB made no payments to Pure Cycle.

During the three months ended November 30, 2024, Pure Cycle spent $4.2 million on public improvements that are payable by the Sky Ranch CAB to Pure Cycle. Additionally, for the three months ended November 30, 2024, project management fees of $0.2 million and interest income on the outstanding note receivable of $0.5 million were also added to the note receivable. During the three months ended November 30, 2024, the Sky Ranch CAB paid Pure Cycle $10.3 million on the note. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Three Months Ended
(In thousands)	November 30, 2025	November 30, 2024
Beginning balance	$43,835	$40,964
Additions	6,787	4,888
Payments received	—	(10,272)
Ending balance	$50,622	$35,580

The note receivable from the Sky Ranch CAB accrues interest at 6% per annum. Public improvements that do not qualify for reimbursement at the time of being incurred are considered contract fulfillment costs related to the delivery of lots to the Company’s home builder customers and are recorded as land development construction costs as incurred. If public improvement costs are deemed qualified for reimbursement, the costs are recognized as notes receivable - related party. The Company assesses the collectability of the note receivable from the Sky Ranch CAB, which includes reimbursable public improvements, project management fees and the related interest income, at each reporting period. The Sky Ranch CAB has an obligation to repay the Company, but the ability of the Sky Ranch CAB to do so before the contractual termination dates is dependent upon the establishment of a tax base or other fee generating activities sufficient to fund reimbursable costs incurred.

NOTE 3 – REVENUES, FEES AND OTHER INCOME ITEMS

The Company’s revenue is primarily generated from three unique segments: (1) sales of water and wastewater taps, metered water and wastewater usage; (2) the sale of lots to home builders; and (3) rent collected from its single-family homes. Detailed descriptions of the policies related to revenue recognition are included in Note 2 to the financial statements included in the 2025 Annual Report.

The following describes significant components of revenue for the three months ended November 30, 2025 and 2024.

Water and wastewater tap fees – During the three months ended November 30, 2025 and 2024, the Company sold a total of 51 and 38 water taps, respectively, generating $1.4 million and $1.2 million in tap fee revenues, respectively. During the three months ended November 30, 2025 and 2024, the Company sold a total of 31 and 35 wastewater taps, respectively, generating $0.3 million and $0.3 million in tap fee revenues, respectively. The water taps were all sold at Sky Ranch and Wild Pointe, and the wastewater taps were all sold at Sky Ranch.

Metered water usage and wastewater treatment fees – During the three months ended November 30, 2025 and 2024, the Company sold a total of 147 and 301 acre-feet of water, respectively, generating $0.8 million and $1.2 million in metered water and wastewater treatment fees revenue, respectively. The Company provides water and wastewater services to customers and charges monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure, and certain usage revenues are subject to royalties as described in the 2025 Annual Report. Historically, the Company’s largest customers for water are industrial users, mainly oil and gas companies using water in drilling and hydraulic fracking processes.

Lot sales – For the three months ended November 30, 2025 and 2024, the Company recognized $6.0 million and $2.3 million of lot sales revenue, respectively, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. As of November 30, 2025, the first development phase (509 lots) is complete and the second development phase (1,031 lots) is being developed in five subphases, referred to as Phase 2A (229 lots), Phase 2B (211 lots), Phase 2C (228 lots), Phase 2D (204 lots) and Phase 2E (159 lots). These numbers include lots reserved for the Company’s single-family home rental business.  As of November 30, 2025, Phase 2A is 100% complete, Phase 2B is approximately 98% complete, Phase 2C is approximately 89% complete, Phase 2D is approximately 65% complete, and Phase 2E is expected to begin development work in fiscal 2026. Phases 2B and 2C are substantially complete with some landscaping and warranty items remaining. Phase 2D is expected to be completed in fiscal 2026, and Phase 2E is expected to be completed by the end of calendar 2026.

Project management fees – During the three months ended November 30, 2025 and 2024, the Company recognized $0.3 million and $0.3 million of project management revenue, respectively, from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project.

Single-family rental revenue

As of November 30, 2025, Pure Cycle has 19 single-family detached homes which are either rented or available to rent under separate lease agreements.  Pure Cycle generally rents its single-family properties under non-cancelable one-year lease agreements. For the three months ended November 30, 2025 and 2024, the Company recognized $0.1 million and $0.1 million of rental property revenues, respectively.

Pure Cycle has contracts for the construction of 40 additional rental homes in Phases 2B and 2C, all of which the Company believes will be available for rent in fiscal 2026. As of November 30, 2025, the Company had reserved an additional 36 lots in Phases 2B, 2C and 2D of Sky Ranch for future rental units which are not yet under contract for construction. When combined with the 19 units already built, these additions will bring the total single-family rentals to 95. The Company expects to take approximately two more years to build and rent all these units.

Special facility projects and other revenue

The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance services. The revenue for both types of services are invoiced and recognized as special facility projects revenue. For the three months ended November 30, 2025 and 2024, the Company recognized $0.2 million and $0.2 million of special facility projects and other revenue, which is from work performed for the Sky Ranch CAB, a related party.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Three Months Ended November 30, 2025
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2025	$—	$3,355	$3,355
Revenue recognized	(19)	(4,780)	(4,799)
Revenue deferred	23	3,863	3,886
Balance at November 30, 2025	$4	$2,438	$2,442

	Three Months Ended November 30, 2024
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2024	$—	$2,173	$2,173
Revenue recognized	—	(1,659)	(1,659)
Revenue deferred	—	23	23
Balance at November 30, 2024	$—	$537	$537

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

The carrying value for certain of the Company’s financial instruments (i.e., cash, restricted cash, short term investments, accounts receivable, accounts payable, accrued liabilities, the SFR Notes and the Lost Creek Note (each as defined in Note 6 below)) approximate their fair value because of their short-term nature and generally negligible credit losses.

As of November 30, 2025 and August 31, 2025, the Company had no assets or liabilities measured at fair value on a recurring basis. As of November 30, 2025 and August 31, 2025, the Company had one Level 3 asset (notes receivable – related party), measured at fair value on a nonrecurring basis, for which the Company did not record any impairment charges.

There were no transfers between Level 1, 2 or 3 categories during the three months ended November 30, 2025 and 2024.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the financial statements in the 2025 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	November 30, 2025		August 31, 2025
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water supply	$16,305	$(21)	$16,273	$(21)
Sky Ranch water rights and other costs	7,690	(1,720)	7,690	(1,689)
Fairgrounds water and water system	2,900	(1,701)	2,900	(1,679)
Rangeview water system	31,421	(6,168)	31,421	(5,903)
Water supply – Other	1,300	(1,157)	1,300	(1,147)
Wild Pointe service rights	1,632	(1,508)	1,632	(1,475)
Sky Ranch pipeline	5,740	(1,605)	5,740	(1,558)
Lost Creek water supply	10,846	—	10,836	—
Construction in progress - water and water systems	4,754	—	3,203	—
Totals	82,588	(13,880)	80,995	(13,472)
Net investments in water and water systems	$68,708		$67,523

During the three months ended November 30, 2025, there were no additional acquisitions of water rights. Subsequent to November 30, 2025, the Company settled their Water Court case, please see Note 14.

Single-Family Rental Homes

As of November 30, 2025, Pure Cycle has 19 single-family homes, paired homes or townhomes rented or available for rent under separate lease agreements. Pure Cycle has contracts for the construction of 40 additional rental homes in Phases 2B and 2C, all of which the Company believes will be available for rent in fiscal 2026. As of November 30, 2025, the Company had reserved an additional 36 lots in Phases 2B, 2C and 2D of Sky Ranch for future rental units, which are not yet under contract for construction. When combined with the 19 units already built and rented or available for rent, these additions will bring the total single-family rentals to 95. The Company expects to take approximately two more years to build and rent these units.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of November 30, 2025, the outstanding principal and deferred financing costs of the Company’s loans are as follows:

(In thousands)	November 30, 2025
Single-Family Rental Home Notes Payable	$5,189
Lost Creek Note Payable	2,849
Total outstanding principal	8,038
Deferred financing costs	(44)
Less current maturities, net of current deferred financing costs	(440)
Debt, less current portion	$7,554

As of November 30, 2025, the scheduled maturities (i.e., principal payments) of the Company’s loans are as follows:

(In thousands)	Scheduled principal payments
Within 1 year	$452
Year 2	1,327
Year 3	3,173
Year 4	321
Year 5	1,516
Thereafter	1,249
Total principal payments	8,038
Deferred financing costs	(44)
Total principal payments, net	$7,994

SFR Note 1

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (“SFR Note 1”) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note 1 has the following terms:

●	Initial principal amount of $1.0 million
●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5%, which has a floor of 3.75% and a ceiling of 4.25% (4.25% as of November 30, 2025). In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Fifty-three principal and interest payments each month which began July 1, 2022, in the amount of $4,600 each and increased to $5,000 each on November 1, 2024
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements (which the Company satisfied as of August 31, 2025), calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

SFR Note 2

On August 30, 2023, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (“SFR Note 2”) with its primary bank to reimburse amounts expended for the construction of the next 11 single-family rental homes. The SFR Note 2 has the following terms:

●	Initial principal amount of $3.0 million
●	An interest rate of 7.51%. In the event of default, the interest rate on the SFR Note 2 would be increased by adding an additional 5.0%
●	Maturity date of August 30, 2028

●	Fifty-nine principal and interest payments each month beginning September 30, 2023, in the amount of $21,200 each
●	Estimated final principal and interest balloon payment of $2.9 million payable on August 30, 2028
●	Secured by 11 single-family rental homes
●	Required minimum EBITDA of $3.0 million, measured annually at each fiscal year end (which the Company satisfied as of August 31, 2025).

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

SFR Facility Agreement

On September 29, 2025, PCY Holdings, LLC and PCYO Home Rentals, LLC, each a wholly owned subsidiary of the Company, entered into a debt Facility Agreement (Facility Agreement) with a new banking partner.  The Facility Agreement provides up to $10 million to finance new single-family rental homes. Under the Facility Agreement the Company guarantees payment and performance by its subsidiaries of obligations due under the Facility Agreement and related lending documents, which are secured by the single-family homes financed under the Facility Agreement. The Facility Agreement allows for flexibility to close on multiple single-family rental homes over a short duration with a variable per annum interest rate equal to the Western Edition of the Wall Street Journal as Prime Rate, with a floor of 4.55%.  Under the Facility Agreement the Company and its subsidiaries have the option to consolidate multiple single-family rental homes into term loans, which would bear interest at a rate per annum equal to current 5-year US Constant Maturity Treasury rate plus a margin of 2.75% at the time of conversion. The term loan will be amortized over 25 years with a 5-year balloon-payment. The Facility Agreement contains financial covenants that require the Company to maintain a minimum Tangible Net Worth of $75 million, maintain liquidity in an amount not less than $5 million, and maintain a minimum Debt Service Coverage Ratio (as each term is defined in the Facility Agreement) of 1.00 to 1.00 for PCYO Home Rentals, LLC and 1.30 to 1.00 for the Company. The Company was in compliance with all covenants and requirements as of November 30, 2025.  As of November 30, 2025, the Company has drawn $1.3 million on one term loan with a fixed per annum interest rate equal to 6.34%.  The term loan has fixed monthly principal and interest payments of approximately $8,800 and a balloon payment due on October 21, 2030, of $1.2 million.

Working Capital Line of Credit

On January 31, 2024, the Company entered a Business Loan Agreement (“Working Capital LOC”) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest-only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate (7.5% as of November 30, 2025), which has a floor of 5.00%. In the event of default, the interest rate on the Working Capital LOC would be increased by an additional 2.0%. As of November 30, 2025, the Company has not drawn on the Working Capital LOC.

Letters of Credit

At November 30, 2025, the Company had 12 Irrevocable Letters of Credit (“LOCs”) outstanding. The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch relating to the delivery of finished lots and as collateral for payment obligations outlined in the construction contract for certain single-family rental homes in Phases 2B and 2C. The Company has the intent and ability to perform on the contracts, after which the LOCs will expire at various dates from March 2026 through December 2026. As of November 30, 2025, the LOCs totaled $6.7 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank, renew annually at various dates and have a 1% annual fee.

NOTE 7 – EMPLOYEE STOCK PLANS

The Company reserved 2.0 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2024 Equity Incentive Plan (the “2024 Equity Plan”). As of November 30, 2025, there were 1,929,996 shares available for grant under the 2024 Equity Plan. Prior to the effective date of the 2024 Equity Plan, the Company granted options and stock awards to eligible participants under its 2014 Equity Plan (the “2014 Equity Plan”), which expired on April 12, 2024.

The following table summarizes the combined stock option activity for the 2014 Equity Plan and 2024 Equity Plan for the periods noted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2025	489,500	$9.54	3.7	$598
Granted	30,000	10.75
Exercised	(10,000)	4.05
Forfeited / Expired	—	—
Outstanding at November 30, 2025	509,500	9.70	4.0	1,003
Options exercisable at November 30, 2025	479,500	$9.64	3.6	$984

Outstanding at August 31, 2024	524,500	$9.42	4.7	$877
Granted	—	—
Net settlement exercised	(35,000)	7.89
Forfeited / Expired	—	—
Outstanding at November 30, 2024	489,500	$9.52	3.4	$2,455

During the three months ended November 30, 2025, the Company issued 10,000 shares pursuant to the exercise of stock options for cash. During the three months ended November 30, 2024, the Company issued 13,815 shares pursuant to the net settlement of stock options, whereby the optionee did not pay cash for the options exercised but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise, with 21,185 options being cancelled as a result of those net  in settlements.

The following table summarizes the activity and value of non-vested options under the 2014 Equity Plan and 2024 Equity Plan for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2025	17,000	$3.93
Granted	30,000	4.12
Vested	(17,000)	3.93
Forfeited / Expired	—	—
Non-vested options outstanding at November 30, 2025	30,000	$4.12

Non-vested options outstanding at August 31, 2024	59,000	$4.45
Granted	—	—
Vested	(42,000)	4.66
Forfeited	—	—
Non-vested options outstanding at November 30, 2024	17,000	$3.93

All non-vested options are expected to vest.

On September 17, 2025, the Company issued certain employees 5,000 shares of restricted stock. These shares vested 20% at the September 17, 2025 grant date, and 20% will vest on each anniversary of the grant date for four years subject to continued employment. On September 17, 2025, the Company also issued an employee 10,000 unrestricted shares of common stock. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.  On November 20, 2025, the Company issued an employee a stock options to purchase 30,000 shares of common stock with a grant-date fair value of $4.12 per share and a three-year vesting term which expires ten years from the grant date.

On September 18, 2024, the Company issued certain employees 8,000 shares of restricted stock. These shares vested 20% at the September 18, 2024 grant date, and 20% will vest on each anniversary of the grant date for four years subject to continued employment. On September 18, 2024, the Company also issued an employee 1,200 shares of restricted stock.  One third of these shares vested at the September 18, 2024 grant date, and the remaining shares will vest in one-third increments on each anniversary of the grant date for two years subject to continued employment. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.

For the three months ended November 30, 2025, the Company recognized $0.1 million of stock-based compensation expense. For the three months ended November 30, 2024, the Company recognized less than $0.1 million of stock-based compensation expense.

At November 30, 2025, the Company had unrecognized compensation expenses totaling $0.2 million relating to non-vested options and restricted stock that are expected to vest. The weighted-average period over which these options and shares of restricted stock are expected to vest is approximately two years.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Rangeview Metropolitan District

The Rangeview District and the Company’s agreements with the Rangeview District are described in greater detail in Note 14 to the financial statements in the 2025 Annual Report.

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.3 million, which is unsecured, and bears interest based on the prevailing prime rate plus 2% (9.0% at November 30, 2025). The maturity date of the loan is December 31, 2025, at which time it automatically renews through December 31, 2026. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. At November 30, 2025, the balance of the related party notes receivable totaled $1.2 million, which included borrowings of $1.2 million and accrued interest of less than $0.1 million. As of August 31, 2025, the principal and interest on both loan agreements totaled $1.2 million, which included $1.2 million of borrowings and less than $0.1 million of accrued interest. During the three months ended November 30, 2025 and 2024, the Company did not receive any interest and principal payments from the Rangeview District.

Additionally, the Company provides funding to the Rangeview District for the Rangeview District’s participation in the “Wise Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in Note 7 to the financial statements included in the 2025 Annual Report. During the three months ended November 30, 2025 and 2024, the Company, through the Rangeview District, received 66 and 30 acre-feet of WISE water, paying $0.2 million and $0.1 million for this water. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2025, WISE water was approximately $7.23 per thousand gallons and such rate will remain in effect through calendar year 2025. The WISE water rate for calendar year 2026 has not been set as of the date of this filing.

Sky Ranch Community Authority Board

The Sky Ranch CAB and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Note 14 to the financial statements included in the 2025 Annual Report.

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to Sky Ranch. The Sky Ranch CAB was formed to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. For the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. To fund these improvements, the Company and the Sky Ranch CAB entered into various funding agreements obligating the Company to advance funds to the Sky Ranch CAB for specified public improvements constructed starting in 2018. All amounts owed under the agreements bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058, for the first phase and December 31, 2060 for the second phase shall be deemed forever discharged and satisfied in full.  The Company has received cumulative, project-to-date payments of $51.5 million from the Sky Ranch CAB for payments on the note receivable including both principal and interest payments.

As of November 30, 2025, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $50.6 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third party. The Company anticipates providing additional funding of approximately $4.8 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2026 related to Phase 2C, Phase 2D and Phase 2E of the Sky Ranch development.  Payments from Sky Ranch CAB are made based on available cashflow from operations or from proceeds from the issuance of bonds.

In fiscal 2022, through a competitive bidding process, the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2A of the Sky Ranch Master Planned Community. The contracted bid price is $0.4 million, which is being recognized as revenue as the construction of the fence progresses. Through the same process, in fiscal 2024 the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2B of the Sky Ranch Master Planned Community.  The contracted bid price is $0.2 million, which is being recognized as revenue as the construction of the fence progresses.  During the three months ended November 30, 2025 and 2024, the Company recognized $0 and $0.1 million of revenue related to these contracts.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers. The tables below present the percentage of total revenue for the reported customers for the three months ended November 30, 2025 and 2024. For water and wastewater customers, the Company provides services on behalf of the Rangeview District, for which the significant end users include Sky Ranch CAB and two oil and gas operators. The home builders at Sky Ranch account for lot purchase revenue and also for water and wastewater tap fee revenues.

	Three Months Ended
% of Total Revenue Generated From:	November 30, 2025	November 30, 2024
Oakwood	36%	—%
Melody (DR Horton)	15%	11%
Pulte Group	13%	—%
Sky Ranch CAB	11%	10%
Lennar	8%	25%
Taylor Morrison	6%	—%
KB Home	2%	16%
Two oil & gas operators	3%	15%

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	November 30, 2025	August 31, 2025
Accrued compensation	$583	$683
Other operating payables	777	607
Property taxes	812	742
Operating lease obligation, current	10	12
Professional fees	62	500
Rental deposits	42	38
Taxes Payable	2,775	1,310
Land development costs due to the Sky Ranch CAB	251	415
Due to Rangeview Metropolitan District	10	28
Total accrued and other liabilities	$5,322	$4,335

NOTE 11 – SEGMENT INFORMATION

The Company reports three operating segments which meet segment disclosure requirements, the water and wastewater resource development segment, the land development segment, and the single-family rental segment.

The water and wastewater resource development segment includes providing water and wastewater services to customers. The Company delivers these services by using water rights owned or controlled by the Company and developing, operating, and maintaining infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all activities necessary to develop and sell finished lots, which for the three months ended November 30, 2025 and 2024 was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under non-cancelable annual leases.

The tables below present the measure of profit and assets as well as the interest income and expense that the CODM uses to assess the performance of the segments for the periods presented:

	Three Months Ended November 30, 2025
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$2,482	$6,522	$131	$—	$9,135

Cost of revenue	705	1,717	55	—	2,477
Depreciation and depletion	407	—	—	—	407
Total cost of revenue	1,112	1,717	55	—	2,884

Segment profit	$1,370	$4,805	$76	$—	$6,251

Interest income	$—	$—	$—	$949	$949

Interest expense	$37	$—	$57	$—	$94

	Three Months Ended November 30, 2024
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$2,857	$2,771	$124	$—	$5,752

Cost of revenue	690	956	68	—	1,714
Depreciation and depletion	371	—	—	—	371
Total cost of revenue	1,061	956	68	—	2,085

Segment profit	$1,796	$1,815	$56	$—	$3,667

Interest income	$—	$—	$—	$731	$731

Interest expense	$38	$—	$69	$2	$109

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

(In thousands)	November 30, 2025	August 31, 2025
Water and wastewater resource development	$70,436	$69,366
Land development	10,976	11,121
Single-family rental	7,815	5,280
Corporate	78,842	76,512
Total assets	$168,069	$162,279

NOTE 12 – EARNINGS PER SHARE

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended November 30, 2025 and 2024, the Company excluded 433,208 options and 404,060 options, respectively, because their impact was anti-dilutive.

	Three Months Ended
(In thousands, except share and per share amounts)	November 30, 2025	November 30, 2024
Net income	$4,565	$3,937

Basic weighted average common shares	24,080,086	24,071,907
Effect of dilutive securities	76,292	85,440
Weighted average shares applicable to diluted earnings per share	24,156,378	24,157,347

Earnings per share - basic	$0.19	$0.16
Earnings per share - diluted	$0.19	$0.16

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of November 30, 2025, the Company is estimating an annual effective tax rate of approximately 24%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year considering any items requiring discrete recognition.

The effective income tax rate for the three months ended November 30, 2025 was impacted by adjustments related to reconciling items between the Company’s books and tax returns.

NOTE 14 – SUBSEQUENT EVENTS

The Company, Rangeview District and the State Land Board filed a Water Court Application on December 31, 2020 seeking to: (1) adjudicate 1,635 acre feet of water from the Box Elder Creek Alluvial aquifer (a new water right), (2) consolidate and enlarge certain reservoirs on the Lowry Ranch, (3) approve new places of use for existing water rights, (4) approve new places of storage for certain water rights, and (5) approve a new alternate diversion point for certain existing water rights. On February 7, 2025, the Water Court initially denied the application regarding the new water rights and the reservoir enlargement. While this ruling did not impact the Company’s existing water rights or reservoir storage sites, the Company accrued an estimated $0.5 million liability for probable legal expense reimbursement claims from opposing parties. The Company and all opposing parties continued to work together on a resolution and reached a settlement agreement, which was approved by the Water Court on December 9, 2025. The settlement replaces the February 7, 2025 court ruling and grants the Company and the Rangeview Metropolitan District the new water rights, with certain stipulated conditions, and approves the remaining requests in their application.

Under the terms of the settlement, the Company agreed to pay $0.9 million to the opposing parties to cover certain costs relating to the water court. As of November 30, 2025, the Company reversed the previously recorded $0.5 million legal accrual, as the payment of opposing parties' legal expenses is no longer probable outside of the agreed settlement terms. The Company will record the new water asset in the second quarter of fiscal 2026, capitalizing the $0.9 million settlement payment as part of the cost basis of the new water right, coinciding with the Company obtaining the legal right to use the adjudicated water.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “we,” “us,” “our” and "Pure Cycle" refer to Pure Cycle Corporation and all entities owned or controlled by Pure Cycle Corporation. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business included in our Annual Report on Form 10-K for the year ended August 31, 2025 (the “2025 Annual Report”) filed with the United States (U.S.) Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Disclosure Regarding Forward-Looking Statements” in this Form 10-Q and Part I, Item 1A. “Risk Factors” in our 2025 Annual Report for further discussion).

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

Recent Developments and Economic Conditions

The housing market stabilized in 2024 as the Federal Reserve shifted from aggressively increasing interest rates in 2023 to a balanced approach that maintained relatively consistent interest rates through the first half of 2025. In the second half of 2025, the Federal Reserve pivoted from primarily combating inflation to supporting labor market stability and economic activity, implementing a series of interest rate reductions that continued through December 2025. While these actions have begun to moderate mortgage interest rates, the housing market continues to face headwinds. Consumer demand remains constrained by cumulative affordability challenges and heightened economic uncertainty. Furthermore, volatility in the broader macroeconomic environment—driven in part by federal trade policies affecting the cost of imported construction materials and fluctuating consumer confidence—continues to impact builder sentiment and the pace of new home sales.

Although higher mortgage interest rates and volatile macroeconomic and geopolitical conditions may persist for some time, homebuilders' strategic use of interest rate buydowns as incentives has played a crucial role in driving sales. Despite current interest rates and recent market uncertainty stemming from actual and anticipated U.S. governmental policy changes, we maintain a positive long-term outlook on land development and the housing market based on fundamental factors remaining positive. These include favorable demographics, the lot and housing supply-demand imbalance resulting from a decade-plus of underproduction of new homes in relation to population growth, and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these factors, the current demand for new homes is subject to continued uncertainty due to many factors. The combination of higher mortgage interest rates since early 2022, several years of rising housing prices, elevated inflation, and various other macroeconomic and geopolitical concerns have been moderating housing demand. Although interest rates may decline, we expect moderate to lower demand to continue throughout 2026. Given current conditions, we continue to monitor market dynamics and surrounding community performance and will adjust the timing of additional construction expenditures at Sky Ranch as warranted. We believe our segment pricing (entry level) lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate a cyclical market better than other surrounding and significantly higher priced communities.

Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on the prevailing economic environment, the homebuilding industry, capital, credit and financial market conditions and political and regulatory factors (particularly regarding housing and mortgage loan financing policies and trade policies impacting the cost of construction and building materials). The continuing impact of Federal Reserve actions to moderate persistent U.S. inflation and the uncertainty regarding future Federal Reserve monetary policy are expected to be ongoing headwinds for the housing market in 2026. Prolonged supply chain disruptions, labor shortages, increased costs as a result of tariffs or other factors and other production-related challenges could extend or delay our construction cycle times and intensify construction-related cost pressures beyond those we experienced in 2025. In addition, consumer demand for our homes and our ability to grow and scale revenue and returns in fiscal 2026 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. and in the Colorado markets.

Our Business Strategy

For more than 30 years, we have accumulated and continue to accumulate a portfolio of valuable water rights, land interests and single-family rental homes along the Front Range of Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems and wastewater collection and treatment systems that we operate and maintain to serve domestic, commercial, and industrial customers in the eastern Denver metropolitan region. Our primary land asset, known as Sky Ranch, is in one of the most active Master Planned Communities in the Denver metropolitan region along the rapidly developing I-70 corridor, where we are developing lots for residential, commercial, retail, and light industrial uses. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space, all of which will be serviced by our water and wastewater services segment. Additionally, we have retained lots in our Sky Ranch development for our single-family rental business where we contract with national home builders to build single-family homes we rent, typically under annual lease agreements. With 19 homes currently owned, we continue to expand this new line of business, which may include more than 200 rental homes at Sky Ranch over the next several years.

Although we report our results of operations through our water and wastewater resource development segment, our land development segment, and our single-family rental segment, we operate these segments as a cohesive business designed to provide a cost effective, sustainable, and value-added business enterprise.

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

We provide wholesale water and wastewater service to local governments for both residential and commercial customers. The local governments we serve include the Rangeview Metropolitan District (“Rangeview District”), Arapahoe County, the Sky Ranch Community Authority Board and related metropolitan districts (“Sky Ranch CAB”), and the Elbert and Highway 86 Commercial Metropolitan District (“Elbert 86 District”). Our mission is to provide sustainable, reliable, high-quality water to our customers and collect, treat, and reuse wastewater using advanced water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we proactively manage our valuable water rights in the water-scarce Denver, Colorado region, which dramatically reduces the environmental impact of our water resource operations. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities. We also design, permit, construct, operate, and maintain retail distribution and collection systems that we own or exclusively operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

Revenues for our water operations are dependent on us growing the number of customers we serve. If we are unable to add customers to our systems and sell taps to builders, our revenues could be negatively impacted. We currently are the developer of the Sky Ranch Master Planned Community, which is the main driver of our tap sales. Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping parks irrigated. Conversely, prolonged periods of dry weather could lead to drought restrictions and limited water availability. Despite our substantial water supply, customers may be required to conserve water usage under such drought restrictions, which would negatively impact metered usage revenues. We have addressed some of this vulnerability by instituting minimum customer charges, which are intended to cover fixed costs of operations under all likely weather conditions.

Land Development

Our Land Development segment is primarily focused on developing the Sky Ranch Master Planned Community located along the booming I-70 corridor. We develop and sell residential, commercial, retail, and light industrial lots. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, and schools. Additionally, Sky Ranch is zoned to include over two million square feet of retail, commercial, and light industrial space, which is the equivalent of approximately 1,800 residential units, meaning the Sky Ranch community at build-out will include a total of roughly 5,000 residential and equivalent units. Our land development activities include the design, permitting, and construction of all the horizontal infrastructure, including storm water, drainage, roads, curbs, sidewalks, parks, open space, trails, and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots. Additionally, pursuant to certain agreements with the Sky Ranch CAB and its related metropolitan districts, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails, and other amenities, the costs of which are reimbursed to us by the Sky Ranch CAB through funds generated from property taxes, fees or the issuance of municipal bonds.

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

We have been developing the Sky Ranch community in phases since 2017. We believe it will take approximately eight to ten more years to fully develop Sky Ranch. In 2017, we began the initial development phase of Sky Ranch when we entered separate contracts with several national home builders, pursuant to which we sold a total of 505 single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities). Since starting, multiple phases of the Sky Ranch development are complete and revenue and costs have been recognized.

During our fiscal 2021, we began construction on the second development phase at Sky Ranch. For this phase, we entered separate contracts with several national home builders to sell the first 872 single-family attached and detached residential lots in Phase 2 of Sky Ranch, and we retained approximately 91 lots (through such contracts and subsequent amendments) for use in our single-family home rental business. The second development phase is approximately 250 acres and is being completed in five sub-phases (referred to as Phase 2A, 2B, 2C, 2D and 2E). Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 53% increase in our average lot prices in Phase 2. For example, we increased our sales price for a 45’ foot lot from an average of $75,000 to $115,000. The timing of cash flows includes certain milestone deliveries such as the completion of governmental approvals for final plats, installation of wet utilities, and final completion of lot deliveries.

In February 2021, we began construction activities in Phase 2A at Sky Ranch, which has 229 residential lots, 10 of which we have retained for use in our single-family rental business. Contracts with three of the four home builders included milestone payments as construction progressed, with the fourth home builder contract making one payment due upon the transfer of title to the finished lots. As of November 30, 2025, Phase 2A of the Sky Ranch development is 100% complete, and we have received all $18.4 million of payments related to the sale of the 219 lots in Phase 2A.

In March 2023, we began construction activities in Phase 2B at Sky Ranch, which is platted for 211 residential lots, 17 of which we retained for use in our single-family rental business. Contracts with three of the four home builders in Phase 2B included milestone payments as construction progressed, with the fourth home builder making one payment due upon the transfer of title to the finished lots. As of November 30, 2025, Phase 2B of the Sky Ranch development is approximately 98% complete, and we have received all $17.3 million of payments related to the sale of the 211 lots in Phase 2B.

In February 2024, we began construction activities in Phase 2C at Sky Ranch, which is platted for 228 residential lots, 40 of which we have retained for use in our single-family rental business. Contracts with three of the four home builders in Phase 2C include milestone payments as construction progresses, with the fourth home builder having one payment due upon the transfer of title to the finished lots. As of November 30, 2025, Phase 2C of the Sky Ranch development is approximately 89% complete, and we have received all $17.3 million of payments related to the sale of the 228 lots in Phase 2C.

In December 2024, we began construction activities in Phase 2D at Sky Ranch, which is platted for 204 residential lots, 24 of which we have retained for use in our single-family rental business. We are contracted with two home builders in Phase 2D to include milestone payments as construction progresses.  We are contracted with a third home builder having one payment due upon the transfer of title to the finished lots. As of November 30, 2025, Phase 2D of the Sky Ranch development is approximately 65% complete. As of November 30, 2025, we received $4.5 million, which represents the first and second milestone payments from the first builder and a partial first milestone payment for the second builder with a milestone payment contract. We expect all remaining milestone payments and finished lot payments for Phase 2D, which total $14.5 million, to be received over the next 12 months.

We recognize revenue earned under contracts with milestone payments over time using the percentage of completion method which aligns the recognition of revenue with the requisite progress made on construction activities. During the three months ended November 30, 2025 and 2024, due to the construction progress in Phase 2B through 2D, we recognized $6.0 million and $2.3 million, respectively, of lot sales revenue related to construction at Sky Ranch. We have recognized a total of $18.4 million of lot sales revenue since construction began on Phase 2A, $16.9 million of lot sales revenue since construction began on Phase 2B, $15.3 million of lot sales revenue since construction began on Phase 2C and $6.0 million of lot sales revenue since construction began on Phase 2D as of November 30, 2025. We expect to recognize the remaining $2.0 million of revenue from all four home builders for Phase 2C over the next 6 months, and the remaining $13.0 million of revenue from our home builders for Phase 2D before the end of our fiscal 2026.

We expect to begin construction activities in Phase 2E in fiscal 2026, with the completion of approximately 159 lots in calendar 2026 but will plan to pace construction to match builder absorption.

In addition to the lot sales described above, from the start of development at Sky Ranch through November 30, 2025, we have received $33.8 million of water and wastewater tap fees from the home builders, which is for all 509 taps sold in Phase 1 (with four being allocated to our single-family rentals), all 229 taps sold in Phase 2A (with 10 being allocated to our single-family rentals), 195 of 211 taps sold in Phase 2B (with 17 allocated to our single-family rentals), 119 of 228 taps sold in Phase 2C (with 40 allocated to our single-family rentals) and 6 of 204 taps sold in Phase 2D. The timing of tap sales is dependent on when home builders request building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types, including duplexes and townhomes. For Phase 2 in total, we estimate water and wastewater tap fees will exceed $19.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During Phase 1 of Sky Ranch, we retained ownership of four residential lots for use in this business. As of November 30, 2025, we have completed 19 single-family homes on these lots which we own, maintain, and have available to lease under one-year lease terms. We expect to expand our single-family rentals in our second development phase of Sky Ranch by building homes on lots we did not sell to our home builder partners, which we will rent out once completed. As of November 30, 2025, we reserved approximately 91 lots in Phase 2, 10 of which are in Phase 2A and are completed and rented as of November 30, 2025. Additionally, we have reserved 17 lots in Phase 2B, which we anticipate completing in fiscal 2026.

We capitalize the costs of the homes and when applicable depreciate the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned, and renters are typically under a one-year lease. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

Results of Operations

Executive Summary

For the three months ended November 30, 2025 and 2024, we generated net income of $4.5 million and $3.9 million, respectively. The increase was primarily due to an increase in land development revenue. There was a decrease in water sales to oil and gas operators for drilling purposes in 2025, which was offset by an increase in water and wastewater tap fee revenue. Lot sales revenue is recognized using the percentage of completion method, which is based on progress of construction. Despite increased challenges in the housing market, our land development activities continue to perform well, as we continue construction on 2C and 2D at Sky Ranch.

The tables below present our consolidated results of operations for the three months ended November 30, 2025 and 2024.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	November 30, 2025	November 30, 2024	$ Change	% Change
Water and Wastewater
Water and wastewater activities	$812	$1,391	$(579)	(42)%
Water and wastewater tap fees	1,670	1,466	204	14%
Total water and wastewater	2,482	2,857	(375)	(13)%
Land development revenue
Lot sales	6,024	2,319	3,705	160%
Project management fees	296	253	43	17%
Special facility projects and other	202	199	3	2%
Single-family rental	131	124	7	6%
Total revenue	9,135	5,752	3,383	59%

Water and wastewater resource cost of revenue	1,112	1,061	51	5%
Land development cost of revenue	1,717	956	761	80%
Single-family rental cost of revenue	55	68	(13)	(19)%
Total cost of revenue	2,884	2,085	799	38%

General and administrative expense and depreciation	1,868	1,947	(79)	(4)%
Operating income	4,383	1,720	2,663	155%
Other income, net	1,647	3,488	(1,841)	(53)%
Income tax expense	(1,465)	(1,271)	194	15%
Net income	$4,565	$3,937	$628	16%

Basic EPS	$0.19	$0.16	$0.03	19%
Diluted EPS	$0.19	$0.16	$0.03	19%

Water delivered (acre-feet)	147	301	(154)	(51)%
Water taps sold	51	38	13	34%
Wastewater taps sold	31	35	(4)	(11)%

Three Months Ended November 30, 2025 Results Compared to 2024

For the three months ended November 30, 2025, total revenue increased as compared to the same period in 2024, primarily due to an increase in land development activity. When we transfer title to lots to home builders under contracts where we remain obligated to deliver finished lots, the sales of such lots are recognized using the percentage of completion method. The decrease in water sales was driven by a decline in oil and gas drilling activities within our service area in the 2025 period. This was offset by an increase in water and wastewater tap fee revenue. Tap fee revenue timing depends on the timing of builders filing for building permits, which has increased with the development of Phase 2C and 2D in 2026.

For the three months ended November 30, 2025, total costs of revenue increased as compared to the same period in 2024, due to increased revenue.

For the three months ended November 30, 2025, general and administrative expense increased slightly as compared to the same period in 2024 due to normal inflationary increases in operating expenses. The increase was offset by a reversal of a legal expense in 2025 in the amount of $0.5 million.

For the three months ended November 30, 2025, other income decreased as compared to the 2024 period primarily due to a decline in royalty revenues from our oil and gas mineral interest at Sky Ranch.

For the three months ended November 30, 2025, water deliveries decreased as compared to the 2024 period primarily due to a decrease in water sales to oil and gas operators.

Water and Wastewater Resource Development Results of Operation

	Three Months Ended
(In thousands, except for water deliveries)	November 30, 2025	November 30, 2024	$ Change	% Change
Metered water usage from:
Municipal water usage	$211	$230	$(19)	(8)%
Commercial water usage	452	1,014	(562)	(55)%
Wastewater treatment fees	113	89	24	27%
Water and wastewater tap fees	1,670	1,466	204	14%
Other revenue	36	58	(22)	(38)%
Total segment revenue	2,482	2,857	(375)	(13)%

Water service cost	488	483	5	1%
Wastewater service cost	204	179	25	14%
Depreciation	407	371	36	10%
Other	13	28	(15)	(54)%
Total expenses	1,112	1,061	51	5%
Segment operating income	$1,370	$1,796	$(426)	(24)%

Water deliveries (acre-feet)
On Site	7	1	6	600%
Commercial sales - export water and other	5	1	4	400%
Sky Ranch	103	93	10	11%
Wild Pointe	24	29	(5)	(17)%
O&G operations	8	177	(169)	(95)%
Total water deliveries	147	301	(154)	(51)%

For the three months ended November 30, 2025, municipal water usage was consistent with the 2024 period. Commercial water usage revenue decreased for the three months ended November 30, 2025 compared to the 2024 period due to decreased water sales to oil and gas operators.

For the three months ended November 30, 2025, wastewater treatment fees increased slightly as compared to the 2024 period primarily due to new Sky Ranch customers.

For the three months ended November 30, 2025, water and wastewater tap sales increased compared to the 2024 period due to the timing of finished lots at Sky Ranch in 2025. Tap sales are driven by builders obtaining building permits in anticipation of home closings.

Land Development Results of Operations

	Three Months Ended
(In thousands)	November 30, 2025	November 30, 2024	$ Change	% Change
Lot sales	$6,024	$2,319	$3,705	160%
Project management fees	296	253	43	17
Special facility projects and other	202	199	3	2
Total revenue	6,522	2,771	3,751	135%

Land development construction and project management cost	1,717	956	761	80%

Segment operating income	$4,805	$1,815	$2,990	165%

For the three months ended November 30, 2025, lot sales revenue increased as compared to the 2024 period due primarily to the timing of platted lot deliveries. When we transfer title to lots to home builders under contracts where we remain obligated to deliver finished lots, the sales of such lots are recognized using the percentage of completion method. Therefore, revenue will fluctuate due to the number of lots under the percentage of completion accounting method throughout Phase 2 which increased in the 2025 period.

For the three months ended November 30, 2025, total costs of revenue increased as compared to the 2024 period, due to increased revenue recognition from our percentage of completion revenue recognition.

Single-Family Rental Results of Operations

In fiscal 2021, we began construction on homes for our single-family rental business. Each home is rented under a one-year non-cancellable lease agreement. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities, including water and wastewater services that are paid to us through the Rangeview District. For the three months ended November 30, 2025, rental revenue and cost increased as compared to the 2024 period due to an increase in the number of rental units. As of November 30, 2025, the Company had a total of 19 units rented or available for rent.

	Three Months Ended
(In thousands)	November 30, 2025	November 30, 2024	$ Change	% Change
Single-family rentals revenue	$131	$124	$7	6%

Single-family rentals cost	55	68	(13)	(19)%

Segment operating income	$76	$56	$20	36%

Liquidity, Capital Resources and Financial Position

As of November 30, 2025, our working capital, defined as current assets less current liabilities, was $14.7 million, which included $17.1 million in cash and cash equivalents.  All our cash is maintained at high-credit quality institutions, and we follow a diversified investment approach for our cash and cash equivalents by maintaining such funds with a portfolio of banks in high quality, highly liquid, short-term deposits and investments to mitigate banking concentration risk. We believe that as of November 30, 2025, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. Our expected obligations for the next 12 months are described below.

Sky Ranch Development

Phase 1 of the Sky Ranch development is complete. Development of Phase 2, which began in February 2021, is being done in five subphases, of which Phase 2A and Phase 2B are substantially completed and Phase 2C and Phase 2D are being actively developed as of November 30, 2025.  We expect to begin development work on Phase 2E in fiscal 2026. We estimate total costs to complete the infrastructure (including public improvements) for all 591 lots in the last three subphases of Phase 2 to total $21.1 million. Of this, we anticipate spending up to $10.8 million in the next 12 months, and we anticipate receiving approximately $17.5 million in milestone and finished lot payments from our builder customers. Additionally, we expect to receive tap fee payments from our builder customers over the same period. The amounts we expect to spend and receive in the next 12 months are dependent on the pace of construction in Phase 2C, Phase 2D and Phase 2E. We believe water and wastewater tap fees as well as progress payments from our home builder customers and our existing cash balances will fund our obligations for the next 12 months.

Single-Family Rental Construction Contract

As of November 30, 2025, we have entered into contracts with national home builders to construct the remaining 12 rental units at Sky Ranch in Phase 2B and 28 of the 40 rental units at Sky Ranch in Phase 2C. The contracted construction costs for all 40 units in Phase 2B and 2C will be approximately $12.4 million. As of November 30, 2025, we had incurred $1.5 million of these construction costs. We anticipate financing the majority of the remaining cost for Phase 2B and 2C rental units in fiscal 2026.

South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”)

We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate investing up to $2.0 million in total over the next 12 months to fund the Rangeview District’s obligation to purchase water and fund development of infrastructure for WISE, and its obligations related to SMWSA. In exchange for funding the Rangeview District’s obligations in WISE, we have the sole right to use and reuse the Rangeview District’s 9% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately 3.0 million gallons per day of transmission pipeline capacity and up to 900 acre-feet per year of water.

Summary Cash Flows Table

	Three Months Ended
(In thousands)	November 30, 2025	November 30, 2024	$ Change	% Change
Cash (used) provided by:
Operating activities	$(979)	$5,674	$(6,653)	(117)%
Investing activities	(4,734)	(6,552)	1,818	28%
Financing activities	1,203	(113)	1,316	1,165%

Net Change in cash	$(4,510)	$(991)	$(3,519)	(355)%

For the three months ended November 30, 2025, we used cash as follows:

●	Operating activities used $1.0 million in cash, mainly from normal operations to fund construction activities (including the public improvements) at Sky Ranch and payments to vendors. We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.
●	Investing activities used $4.7 million in cash, mainly for the construction of single-family rentals and construction of additional water and wastewater infrastructure.
●	Financing activities provided $1.2 million of cash from the financing of our single-family rentals.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of the financial statements included in our 2025 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three months ended November 30, 2025, are the same as those described in our 2025 Annual Report. There have been no changes to our critical accounting policies during the three months ended November 30, 2025. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, the President and the Chief Financial Officer each concluded that as of November 30, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

District 1 Water Court - 2020 Application

The Company, Rangeview District and the State Land Board filed a Water Court Application in Colorado Water Court Division 1 on December 31, 2020 seeking to: (1) adjudicate 1,635 acre feet of water from the Box Elder Creek Alluvial aquifer (a new water right), (2) consolidate and enlarge certain reservoirs on the Lowry Ranch, (3) approve new places of use for existing water rights, (4) approve new places of storage for certain water rights, and (5) approve a new alternate diversion point for certain existing water rights. On February 7, 2025, the Water Court initially denied the application regarding the new water rights and the reservoir enlargement. Neither of these rulings impacted our existing water rights or existing reservoir storage sites. The Company and all opposing parties continued to work together on a resolution and reached a settlement agreement, which was approved by the Water Court on December 9, 2025. The settlement replaced the February 7, 2025 court ruling and grants the Company and the Rangeview Metropolitan District the new water rights, with certain stipulated conditions, and approves the remaining requests in the application. As of the date of this filing, the Company has reversed its accrual for this matter.

Colorado Interstate Gas Company, L.L.C. v. Rangeview Metropolitan District, Pure Cycle Corporation, et al.

On December 11, 2025, Colorado Interstate Gas Company, L.L.C. ("CIG") filed a complaint against the Company, Rangeview Metropolitan District, and Prosper Farms Investments, LLC in the District Court of Arapahoe County, Colorado. The complaint alleges that the Company’s proposed construction and operation of the Rangeview water pipeline on the Prosper Farms property encroaches upon CIG’s existing natural gas pipeline easements and interferes with CIG's ability to comply with federal safety regulations.

CIG seeks injunctive relief to limit the Company from constructing the water pipeline within 25 feet of CIG's pipelines, a mandatory injunction to remove any related facilities or fill within that zone, and a declaratory judgment establishing a fixed 25-foot easement width for its pipelines. Additionally, CIG seeks unspecified monetary damages for alleged trespass and breach of easement.

The Company believes these claims are without merit and intends to vigorously defend its rights to construct and operate Rangeview’s water pipeline within the easement under the approved parameters. As of the date of this filing, the Company has not recorded an accrual for this matter, as management does not believe a loss is probable or that potential damages, if any, are reasonably estimable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2022, our Board of Directors approved a stock repurchase program. The program is open-ended and authorizes repurchases of up to an aggregate of 200,000 shares of common stock in the open market. The Company did not repurchase shares during the quarter ended November 30, 2025. The following table summarizes the purchase of our common stock subsequent to quarter end and through January 6, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 2025	4,600	10.99	4,600	99,974
January 2026	2,500	10.70	2,500	97,474
Total	7,100	$10.85	7,100	97,474

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover page formatted as inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Marc S. Spezialy
Marc S. Spezialy
Vice President and Chief Financial Officer

January 7, 2026