Form 10-Q
period 2026-02-28
PURE CYCLE CORP
filed 2026-04-08
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,103,908 shares of 1/3 of $.01 par value common stock as of April 6, 2026.

PURE CYCLE CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, such as statements about the development of Sky Ranch, including the timing of delivery of lots, completion of rental units and infrastructure and future home construction, and progress on other projects we pursue; future financial results, including water and wastewater tap sales and revenues, expected receipt of milestone and other payments and other demands; and anticipated future economic conditions.  The words "anticipate," "likely," "may," "should," "could," "will," "believe," "estimate," "expect," "plan," "intend," "potential" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause actual results to differ materially. Factors that could cause actual results to differ from projected results include, without limitation, changes in interest rates, inflation, trade policies, tariffs, and other factors impacting the housing market, home sales and other aspects of our business; uncertainties regarding our ability to continue our development activities as anticipated; the risk factors discussed in Part I, Item 1A of the 2025 Annual Report; and other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the SEC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	February 28, 2026	August 31, 2025
ASSETS:
Current Assets:
Cash and cash equivalents	$4,815	$21,931
Accounts receivable, net	2,755	1,330
Prepaid expenses and other assets	637	1,004
Land under development	5,547	7,388
Total current assets	13,754	31,653
Restricted cash	6,782	6,448
Investment in water and wastewater systems, net	71,298	67,523
Land and mineral rights held for development	4,957	4,168
Single-family rental units	11,204	5,240
Related party notes receivable, including accrued interest, less current portion	56,289	45,002
Other assets	2,352	2,245
Total assets	$166,636	$162,279

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$2,415	$3,518
Accrued and other liabilities	3,201	4,335
Deferred revenue	2,815	3,355
Debt, current portion	1,488	411
Total current liabilities	9,919	11,619
Debt, less current portion	6,478	6,380
Deferred tax liability, net	1,541	1,541
Lease obligations, less current portion	—	1
Total liabilities	17,938	19,541

Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,103,908 and 24,066,805 outstanding, respectively	80	80
Additional paid-in capital	175,859	175,448
Accumulated deficit	(27,241)	(32,790)
Total shareholders’ equity	148,698	142,738
	$166,636	$162,279

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share information)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
REVENUES:
Water and Wastewater
Water and wastewater activities	$1,329	$408	$2,141	$1,799
Water and wastewater tap fees	1,626	2,126	3,296	3,592
Total water and wastewater	2,955	2,534	5,437	5,391
Land Development
Lot sales	1,634	1,136	7,658	3,455
Project management fees	211	116	507	369
Special facility projects and other	219	91	421	290
Total land development	2,064	1,343	8,586	4,114

Single-family rentals	150	118	281	242
Total revenues	5,169	3,995	14,304	9,747

COST OF REVENUES:
Water and wastewater	1,543	1,107	2,655	2,168
Lot development	800	1,336	2,517	2,293
Single-family rental	42	25	97	93
Total cost of revenues	2,385	2,468	5,269	4,554

General and administrative expenses	2,348	2,705	4,057	4,497
Depreciation	173	149	332	304
Operating income	263	(1,327)	4,646	392

Other income (expense):
Interest income	906	539	1,855	1,271
Interest expense	(142)	(109)	(236)	(218)
Oil and gas royalty income, net	519	1,910	1,259	4,717
Other, net	(34)	63	18	122
Income from operations before income taxes	1,512	1,076	7,542	6,284
Income tax expense	(407)	(267)	(1,872)	(1,538)
Net income	$1,105	$809	$5,670	$4,746

Earnings per common share - basic and diluted
Basic	$0.05	$0.03	$0.24	$0.20
Diluted	$0.05	$0.03	$0.23	$0.20
Weighted average common shares outstanding:
Basic	24,101,754	24,083,718	24,090,861	24,077,780
Diluted	24,171,858	24,196,178	24,158,145	24,177,677

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended February 28, 2026
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at November 30, 2025	432,513	$—	24,090,605	$80	$175,631	$(28,225)	$147,486
Stock options exercised	—	—	5,832	—	—	—	—
Stock granted for services	—	—	18,571	—	211	—	211
Share-based compensation	—	—	—	—	17	—	17
Repurchases of common stock	—	—	(11,100)	—	—	(121)	(121)
Net income	—	—	—	—	—	1,105	1,105
Balance at February 28, 2026	432,513	$—	24,103,908	$80	$175,859	$(27,241)	$148,698

	Three Months Ended February 28, 2025
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at November 30, 2024	432,513	$—	24,076,909	$80	$175,181	$(41,674)	$133,587
Stock granted for services	—	—	15,396	—	180	—	180
Share-based compensation	—	—	—	—	29	—	29
Repurchases of common stock	—	—	(16,000)	—	—	(193)	(193)
Net income	—	—	—	—	—	809	809
Balance at February 28, 2025	432,513	$—	24,076,305	$80	$175,390	$(41,058)	$134,412

	Six Months Ended February 28, 2026
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2025	432,513	$—	24,066,805	$80	$175,448	$(32,790)	$142,738
Restricted stock grants	—	—	3,800	—	11	—	11
Stock options exercised	—	—	15,832	—	40	—	40
Stock granted for services	—	—	28,571	—	325	—	325
Share-based compensation	—	—	—	—	35	—	35
Repurchases of common stock	—	—	(11,100)	—	—	(121)	(121)
Net income	—	—	—	—	—	5,670	5,670
Balance at February 28, 2026	432,513	$—	24,103,908	$80	$175,859	$(27,241)	$148,698

	Six Months Ended February 28, 2025
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2024	432,513	$—	24,063,894	$80	$175,125	$(45,503)	$129,702
Restricted stock grants	—	—	9,200	—	21	—	21
Stock options exercised	—	—	13,815	—	—	—	—
Stock granted for services	—	—	15,396	—	180	—	180
Share-based compensation	—	—	—	—	64	—	64
Repurchases of common stock	—	—	(26,000)	—	—	(301)	(301)
Net income	—	—	—	—	—	4,746	4,746
Balance at February 28, 2025	432,513	$—	24,076,305	$80	$175,390	$(41,058)	$134,412

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	February 28, 2026	February 28, 2025
Cash flows from operating activities:
Net income	$5,670	$4,746
Adjustments to reconcile net income to net cash used by operating activities:
Trade accounts receivable	(1,107)	(1,925)
Depreciation and depletion	1,122	1,143
Share-based compensation expense	411	265
Net activity on note receivable - related party, other	306	24
Net activity on note receivable - related party, reimbursable public improvements	(8,818)	4,107
Other assets and liabilities	(48)	(38)
Prepaid expenses	367	(281)
Accounts payable and accrued liabilities	(922)	(802)
Taxes payable / receivable	(1,628)	(2,812)
Deferred revenue	(540)	(125)
Net cash (used in) provided by operating activities	(5,187)	4,302
Cash flows from investing activities:
Net purchase of property and equipment	(453)	(293)
Future land development activity	(1,724)	(1,094)
Single-family rentals activity	(6,096)	(44)
Water and wastewater infrastructure activity	(4,448)	(5,772)
Sale of land held for sale	72	-
Net cash used in investing activities	(12,649)	(7,203)
Cash flows from financing activities:
Proceeds from notes payable	1,404	—
Payments on notes payable	(229)	(17)
Repurchases of common stock	(121)	(301)
Net cash provided by (used in) financing activities	1,054	(318)
Net change in cash, cash equivalents and restricted cash	(16,782)	(3,219)
Cash, cash equivalents and restricted cash – beginning of period	28,379	25,358
Cash, cash equivalents and restricted cash – end of period	$11,597	$22,139
Cash and cash equivalents	$4,815	$16,480
Restricted cash	6,782	5,659
Total cash, cash equivalents and restricted cash	$11,597	$22,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,500	$4,351
Cash paid for interest	$236	$207
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$177	$404
Change in fixed assets included in accounts payable and accrued liabilities	$1,120	$236
Issuance of stock for compensation	$336	$201

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

February 28, 2026

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (the “Company” or “Pure Cycle”) and include all adjustments that are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and six months ended February 28, 2026 and 2025. The August 31, 2025 balance sheet was derived from the Company’s audited consolidated financial statements.

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

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded disclosure of the Company’s income rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning September 1, 2025. The Company expects the adoption of ASU 2023-09 to result in enhanced income tax disclosures, including expanded rate reconciliation detail and disaggregated information regarding income taxes paid, in its annual consolidated financial statements. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Changes Affecting Comparability

For the year ended August 31, 2025, the Company made changes to certain categories within its financial statements. These changes were made as part of the Company’s adoption of ASU 2023-07. The changes (i) provide additional details about the Company’s operations by reporting segment, which enable the readers of its financial statements to more easily trace the performance of its segments from the financial statements through to the notes, and (ii) align its presentation with industry peers.

The Company made changes in the presentation of “Revenues” and “Cost of revenues” categories within the Consolidated Statements of Income. As a result, changes within the Consolidated Statements of Income for the three and six months ended February 28, 2025 were made to conform to the current period presentation. The changes had no impact on gross margins or net income.

Changes to the Consolidated Statement of Cash Flows for the six months ended February 28, 2025 were made to align with new categories on the Consolidated Balance Sheet.  All prior period amounts have been reclassified to conform to the current presentation.

NOTE 2 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH COMMUNITY AUTHORITY BOARD

The Sky Ranch Community Authority Board (“Sky Ranch CAB”) and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Notes 5 and 14 to the financial statements included in the 2025 Annual Report.

The related party notes receivable is comprised of two separate notes, one from the Rangeview Metropolitan District and one from the Sky Ranch CAB. The following table summarizes the balances associated with the note receivable related party:

(In thousands)	February 28, 2026	August 31, 2025
Sky Ranch CAB reimbursable public improvements and project management fees	$55,429	$43,835
Rangeview Metro District note receivable	860	1,167
Related party notes receivable, including accrued interest	$56,289	$45,002

The note from the Sky Ranch CAB reflects the balances owed to the Company for public improvements paid for by Pure Cycle that are reimbursable from the Sky Ranch CAB and include project management fees related to the Company’s management of the construction of the public improvements and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community (“Sky Ranch”). Pure Cycle has advanced funds to the Sky Ranch CAB for the cost of constructing certain public improvements at Sky Ranch, which are the ultimate responsibility of the Sky Ranch CAB. During the three and six months ended February 28, 2026, Pure Cycle spent $4.1 million and $9.9 million on public improvements, which were certified by a third-party engineer and are reimbursable by the Sky Ranch CAB to the Company and were therefore added to the note receivable from the Sky Ranch CAB. Additionally, for the three and six months ended February 28, 2026, project management fees of $0.2 million and $0.5 million and interest income on the outstanding note receivable of $0.8 million and $1.5 million were also added to the note receivable. During the three and six months ended February 28, 2026, the Sky Ranch CAB paid Pure Cycle $0.3 million pursuant to the note. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

During the three and six months ended February 28, 2025, Pure Cycle spent $2.4 million and $6.5 million on public improvements, which were certified by a third-party engineer and are reimbursable by the Sky Ranch CAB to the Company and were therefore added to the note receivable from the Sky Ranch CAB. Additionally, for the three and six months ended February 28, 2025, project management fees of $0.1 million and $0.4 million and interest income on the outstanding note receivable of $0.3 million and $0.8 million were also added to the note receivable. During the three and six months ended February 28, 2025, the Sky Ranch CAB paid Pure Cycle $0.4 million and $10.6 million, respectively, pursuant to the note. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Three Months Ended
(In thousands)	February 28, 2026	February 28, 2025
Beginning balance	$50,622	$35,580
Additions	5,107	2,775
Payments received	(300)	(350)
Ending balance	$55,429	$38,005

	Six Months Ended
(In thousands)	February 28, 2026	February 28, 2025
Beginning balance	$43,835	$40,964
Additions	11,894	7,663
Payments received	(300)	(10,622)
Ending balance	$55,429	$38,005

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

The following describes significant components of revenue for the three and six months ended February 28, 2026 and 2025.

Water and wastewater tap fees – During the three months ended February 28, 2026 and 2025, the Company sold a total of 44 and 52 water taps, respectively, generating $1.3 million and $1.7 million in tap fee revenues, respectively. During the three months ended February 28, 2026 and 2025, the Company sold a total of 38 and 52 wastewater taps, respectively, generating $0.3 million and $0.4 million in tap fee revenues, respectively. During the six months ended February 28, 2026 and 2025, the Company sold a total of 95 and 90 water taps, respectively, generating $2.7 million and $2.9 million in tap fee revenues, respectively. During the six months ended February 28, 2026 and 2025, the Company sold a total of 69 and 87 wastewater taps, respectively, generating $0.6 million and $0.7 million in tap fee revenues, respectively. The water taps were all sold at Sky Ranch and Wild Pointe, and the wastewater taps were all sold at Sky Ranch.

Water and wastewater activities – During the three months ended February 28, 2026 and 2025, the Company sold a total of 272 and 64 acre-feet of water, respectively, generating $1.3 million and $0.4 million in metered water and wastewater treatment fees revenue, respectively. During the six months ended February 28, 2026 and 2025, the Company sold a total of 418 and 367 acre-feet of water, respectively, generating $2.1 million and $1.7 million in metered water and wastewater treatment fees revenue, respectively. The Company provides water and wastewater services to customers and charges monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure, and certain usage revenues are subject to royalties as described in the 2025 Annual Report. Historically, the Company’s largest customers for water are industrial users, mainly oil and gas companies using water in drilling and hydraulic fracking processes.

Lot sales – For the three months ended February 28, 2026 and 2025, the Company recognized $1.6 million and $1.1 million of lot sales revenue, respectively, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. For the six months ended February 28, 2026 and 2025, the Company recognized $7.7 million and $3.5 million of lot sales revenue, respectively, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. As of February 28, 2026, the first development phase (509 lots) is complete and the second development phase (1,031 lots) is being developed in five subphases, referred to as Phase 2A (229 lots), Phase 2B (211 lots), Phase 2C (228 lots), Phase 2D (204 lots) and Phase 2E (159 lots). These numbers include lots reserved for the Company’s single-family home rental business.  As of February 28, 2026, Phase 2A is 100% complete, Phase 2B is approximately 98% complete, Phase 2C is approximately 91% complete, Phase 2D is approximately 78% complete, and Phase 2E is expected to begin development work in fiscal 2026. Phases 2B and 2C are substantially complete with some landscaping and warranty items remaining. Phase 2D is expected to be completed in fiscal 2026, and Phase 2E is expected to be completed in fiscal 2027.

Project management fees – During the three months ended February 28, 2026 and 2025, the Company recognized $0.2 million and $0.1 million of project management revenue. During the six months ended February 28, 2026 and 2025, the Company recognized $0.5 million and $0.4 million of project management revenue. Project management fees are recognized from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project.

Single-family rental revenue

As of February 28, 2026, Pure Cycle has 19 single-family detached homes which are either rented or available to rent under separate lease agreements.  Pure Cycle generally rents its single-family properties under non-cancelable one-year lease agreements. For the three months ended February 28, 2026 and 2025, the Company recognized $0.2 million and $0.1 million of rental property revenues, respectively. For the six months ended February 28, 2026 and 2025, the Company recognized $0.3 million and $0.2 million of rental property revenues, respectively.

Pure Cycle has contracts for the construction of 39 additional rental homes in Phases 2B and 2C, all of which the Company believes will be available for rent in fiscal 2026. As of February 28, 2026, the Company had reserved an additional four lots in Phases 2C and 2D of Sky Ranch for future rental units which are not yet under contract for construction. When combined with the 19 units already built, these additions will bring the total single-family rentals to 62. The Company expects the majority of these homes to be built and rented in 2026, at which point Pure Cycle will evaluate the economics of the segment to determine the pace of future expansion into the rental market.

Special facility projects and other revenue

The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance services. The revenue for both types of services are invoiced and recognized as special facility projects revenue. For the three months ended February 28, 2026 and 2025, the Company recognized $0.2 million and $0.1 million. For the six months ended February 28, 2026 and 2025, the Company recognized $0.4 million and $0.3 million. The Company recognizes special facility projects and other revenue from work performed for the Sky Ranch CAB, a related party.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Three Months Ended February 28, 2026
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at November 30, 2025	$4	$2,438	$2,442
Revenue recognized	(4)	(2,676)	(2,680)
Revenue deferred	-	3,053	3,053
Balance at February 28, 2026	$-	$2,815	$2,815

	Three Months Ended February 28, 2025
	Water and Wastewater Resource Development	Land Development	Total
Balance at November 30, 2024	$—	$537	$537
Revenue recognized	—	(828)	(828)
Revenue deferred	—	2,339	2,339
Balance at February 28, 2025	$—	$2,048	$2,048

	Six Months Ended February 28, 2026
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2025	$—	$3,355	$3,355
Revenue recognized	(23)	(7,456)	(7,479)
Revenue deferred	23	6,916	6,939
Balance at February 28, 2026	$—	$2,815	$2,815

	Six Months Ended February 28, 2025
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2024	$—	$2,173	$2,173
Revenue recognized	—	(2,487)	(2,487)
Revenue deferred	—	2,362	2,362
Balance at February 28, 2025	$—	$2,048	$2,048

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

The carrying value for certain of the Company’s financial instruments (i.e., cash, restricted cash, short term investments, accounts receivable, accounts payable, accrued liabilities, the SFR Notes and the Lost Creek Note (each as defined in Note 6 below) approximate their fair value because of their short-term nature and generally negligible credit losses.

As of February 28, 2026 and August 31, 2025, the Company had no assets or liabilities measured at fair value on a recurring basis. As of February 28, 2026 and August 31, 2025, the Company had one Level 3 asset (notes receivable – related party), evaluated at fair value on a nonrecurring basis, for which the Company did not record any impairment charges.

There were no transfers between Level 1, 2 or 3 categories during the three and six months ended February 28, 2026 and 2025.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the financial statements in the 2025 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	February 28, 2026		August 31, 2025
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water supply	$17,214	$(21)	$16,273	$(21)
Sky Ranch water rights and other costs	7,690	(1,749)	7,690	(1,689)
Fairgrounds water and water system	2,900	(1,723)	2,900	(1,679)
Rangeview water system	31,603	(6,438)	31,421	(5,903)
Water supply – Other	1,300	(1,167)	1,300	(1,147)
Wild Pointe service rights	1,632	(1,511)	1,632	(1,475)
Sky Ranch pipeline	5,740	(1,653)	5,740	(1,558)
Lost Creek water supply	10,846	—	10,836	—
Construction in progress - water and water systems	6,635	—	3,203	—
Totals	85,560	(14,262)	80,995	(13,472)
Net investments in water and water systems	$71,298		$67,523

During the three and six months ended February 28, 2026, the Company’s Rangeview water supply increased $0.9 million related to the settlement of the Company’s and Rangeview District’s 2020 Water Court application. The settlement included the adjudication of 1,635 acre feet of water from the Box Elder Creek Alluvial aquifer along with other water right improvements. Increases in construction in progress and Rangeview water system primarily related to additions the Company made to the water and wastewater system within the Sky Ranch community to support future land development.

Single-Family Rental Homes

As of February 28, 2026, Pure Cycle has 19 single-family homes, paired homes or townhomes rented or available for rent under separate lease agreements. Pure Cycle has contracts for the construction of 39 additional rental homes in Phases 2B and 2C, all of which the Company believes will be available for rent in fiscal 2026. As of February 28, 2026, the Company had reserved an additional four lots in Phases 2C and 2D of Sky Ranch for future rental units, which are not yet under contract for construction. When combined with the 19 units already built, these additions will bring the total single-family rentals to 62. The Company expects the majority of these homes to be built and rented in 2026, at which point Pure Cycle will evaluate the economics of the segment to determine the pace of future expansion into the rental market.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of February 28, 2026, the outstanding principal and deferred financing costs of the Company’s loans are as follows:

(In thousands)	February 28, 2026
SFR Notes	$3,874
SFR Facility Agreement	1,298
Lost Creek Note	2,788
Working Capital Line of Credit	100
Total outstanding principal	8,060
Deferred financing costs	(94)
Less current maturities, net of current deferred financing costs	(1,488)
Debt, less current portion	$6,478

As of February 28, 2026, the scheduled maturities (i.e., principal payments) of the Company’s loans are as follows:

(In thousands)	Scheduled principal payments
Within 1 year	$1,513
Year 2	371
Year 3	3,167
Year 4	325
Year 5	1,513
Thereafter	1,171
Total principal payments	8,060
Deferred financing costs	(94)
Total principal payments, net	$7,966

SFR Note 1

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, issued a Promissory Note (“SFR Note 1”) to its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note 1 has the following terms:

●	Initial principal amount of $1.0 million
●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5%, which has a floor of 3.75% and a ceiling of 4.25% (4.25% as of February 28, 2026). In the event of default, the interest rate on the SFR Note 1 would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Fifty-three monthly principal and interest payments beginning on July 1, 2022, in the amount of $4,600 each and increased to $5,000 each on November 1, 2024
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements (which the Company satisfied as of August 31, 2025), calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

SFR Note 2

On August 30, 2023, PCY Holdings, LLC, a wholly owned subsidiary of the Company, issued a Promissory Note (“SFR Note 2” and, together with SFR Note 1, the “SFR Notes”) to its primary bank to reimburse amounts expended for the construction of the next 11 single-family rental homes. The SFR Note 2 has the following terms:

●	Initial principal amount of $3.0 million
●	An interest rate of 7.51%. In the event of default, the interest rate on the SFR Note 2 would be increased by adding an additional 5.0%

●	Maturity date of August 30, 2028
●	Fifty-nine monthly principal and interest payments beginning on September 30, 2023, in the amount of $21,200 each
●	Estimated final principal and interest balloon payment of $2.9 million payable on August 30, 2028
●	Secured by 11 single-family rental homes
●	Required minimum EBITDA of $3.0 million, measured annually at each fiscal year end (which the Company satisfied as of August 31, 2025).

Lost Creek Note

On June 28, 2022, the Company entered into a loan agreement with its primary bank to fund the acquisition of 370 acre-feet of water rights the Company acquired on June 27, 2022, in the Lost Creek Designated Groundwater Basin area of Colorado (the “Lost Creek Note”). The Lost Creek Note has an original principal balance of $3.0 million, a ten-year maturity, monthly interest only payments averaging $12,000 per month for thirty-six months (which began on July 28, 2022), twenty-four monthly principal and interest payments of $42,000 beginning on July 28, 2025, fifty-nine monthly principal and interest payments of $32,000 beginning on July 28, 2027, and a balloon payment of less than $0.8 million plus unpaid and accrued interest due on June 28, 2032. The Lost Creek Note has a thirty-year amortization period and a fixed per annum interest rate equal to 4.90%. The Lost Creek Note is secured by the Lost Creek Water rights acquired with the note and any fees derived from the use of the Lost Creek Water rights. The Lost Creek Note does not contain any financial covenants.

SFR Facility Agreement

On September 29, 2025, Pure Cycle and PCY Holdings, LLC and PCYO Home Rentals, LLC, each a wholly owned subsidiary of the Company, entered into a debt Facility Agreement (as amended in February 2026, “Facility Agreement” or “SFR Facility Agreement”) with a new banking partner.  The Facility Agreement provides up to $10 million to finance new single-family rental homes. Under the Facility Agreement the Company guarantees payment and performance by its subsidiaries of obligations due under the Facility Agreement and related lending documents, which are secured by the single-family homes financed under the Facility Agreement. The Facility Agreement allows the Company and its subsidiaries the flexibility to close on multiple single-family rental homes over a short duration with a variable per annum interest rate equal to the Western Edition of the Wall Street Journal as Prime Rate, with a floor of 4.55%.  Under the Facility Agreement the Company and its subsidiaries have the option to consolidate multiple single-family rental homes into term loans, which would bear interest at a rate per annum equal to current 5-year US Constant Maturity Treasury rate plus a margin of 2.75% at the time of conversion. The term loan will be amortized over 25 years with a five year balloon payment. The Facility Agreement contains financial covenants requiring the Company to maintain a minimum Tangible Net Worth of $75 million, minimum liquidity of $5 million, and a minimum Debt Service Coverage Ratio (as each term is defined in the Facility Agreement) of 1.00 to 1.00 for PCYO Home Rentals, LLC, and 1.30 to 1.00 for the Company. The Company received a written waiver from the bank regarding the $5 million minimum liquidity requirement for February 28, 2026, and was therefore in compliance with all covenants and requirements as of that date.  As of February 28, 2026, the Company has drawn $1.3 million on one term loan with a fixed per annum interest rate equal to 6.34%.  The term loan has fixed monthly principal and interest payments of approximately $8,800 and a balloon payment of $1.2 million due on October 21, 2030.

Working Capital Line of Credit

On February 18, 2026, the SFR Facility Agreement was amended to add the Company as a direct borrower instead of as a guarantor and to include an additional $10 million in lending capacity in the form of an operating line of credit (the “Working Capital LOC”). The Working Capital LOC has a three-year maturity, monthly interest-only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate (6.75% as of February 28, 2026), with a floor of 4.50%. In the event of default, the interest rate on the Working Capital LOC would be increased by an additional 5.0%. The Working Capital LOC has the same financial covenants as the SFR Facility Agreement. As of February 28, 2026, the Company has drawn $0.1 million on the Working Capital LOC. The Company’s prior operating line of credit of $5 million expired on January 31, 2026.

Letters of Credit

At February 28, 2026, the Company had 12 Irrevocable Letters of Credit (“LOCs”) outstanding. The LOCs guarantee the Company’s performance related to certain construction projects at Sky Ranch relating to the delivery of finished lots and as collateral for payment obligations outlined in the construction contract for certain single-family rental homes in Phase 2C. The Company has the intent and ability to perform on the contracts, after which the LOCs will expire at various dates from March 2026 through December 2026. As of February 28, 2026, the LOCs totaled $6.8 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank. The Company has the ability to renew the LOCs with its new banking partner by utilizing capacity under the Working Capital LOC.  LOCs issued under our Working Capital LOC have a 1.25% annual fee.

NOTE 7 – EMPLOYEE STOCK PLANS

The Company reserved 2.0 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2024 Equity Incentive Plan (the “2024 Equity Plan”). As of February 28, 2026, there were 1,911,425 shares available for grant under the 2024 Equity Plan. Prior to the effective date of the 2024 Equity Plan, the Company granted options and stock awards to eligible participants under its 2014 Equity Plan (the “2014 Equity Plan”), which expired on April 12, 2024.

The following table summarizes the combined stock option activity for the 2014 Equity Plan and 2024 Equity Plan for the periods noted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2025	489,500	$9.52	3.8	$616
Granted	30,000	10.75
Exercised	(60,000)	9.38
Forfeited / Expired	—	—
Outstanding at February 28, 2026	459,500	9.62	3.7	680
Options exercisable at February 28, 2026	429,500	$9.54	3.3	$680

Outstanding at August 31, 2024	524,500	$9.42	4.7	$877
Granted	—	—
Net settlement exercised	(35,000)	7.89
Forfeited / Expired	—	—
Outstanding at February 28, 2025	489,500	$9.52	4.3	$1,161

During the three months ended February 28, 2026, the Company issued 5,832 shares pursuant to the exercise of stock options, whereby the optionee did not pay cash for the options exercised but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise, with 44,168 options being cancelled as a result of those net settlements.  During the six months ended February 28, 2026, the Company issued 10,000 shares pursuant to the exercise of stock options for cash. During the three and six months ended February 28, 2025, the Company issued 13,815 shares pursuant to the net settlement of stock options, whereby the optionee did not pay cash for the options exercised but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise, with 21,185 options being cancelled as a result of those net settlements.

The following table summarizes the activity and value of non-vested options under the 2014 Equity Plan and 2024 Equity Plan for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2025	17,000	$3.93
Granted	30,000	4.59
Vested	(17,000)	3.93
Forfeited / Expired	—	—
Non-vested options outstanding at February 28, 2026	30,000	$4.59

Non-vested options outstanding at August 31, 2024	59,000	$4.45
Granted	—	—
Vested	(42,000)	4.66
Forfeited	—	—
Non-vested options outstanding at February 28, 2025	17,000	$3.93

All non-vested options are expected to vest.

On January 14, 2026, the Company’s seven non-employee Board members were each granted 2,653 shares of unrestricted common stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company’s common stock on the date of grant at $11.31. There is no vesting requirement for the unrestricted common stock grants.

On September 17, 2025, the Company issued certain employees 5,000 shares of restricted stock. These shares vested 20% at the September 17, 2025 grant date, and 20% will vest on each anniversary of the grant date for four years subject to continued employment. On September 17, 2025, the Company also issued an employee 10,000 unrestricted shares of common stock. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.  On November 20, 2025, the Company issued an employee stock options to purchase 30,000 shares of common stock with a grant-date fair value of $4.59 per share and a three-year vesting term which expires ten years from the grant date.

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

For the three and six months ended February 28, 2026, the Company recognized $0.2 million and $0.3 million of stock-based compensation expense. For the three and six months ended February 28, 2025, the Company recognized $0.2 million and $0.3 million of stock-based compensation expense.

At February 28, 2026, the Company had unrecognized compensation expenses totaling $0.2 million relating to non-vested options and restricted stock that are expected to vest. The weighted-average period over which these options and shares of restricted stock are expected to vest is approximately two years.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Rangeview Metropolitan District

The Rangeview District and the Company’s agreements with the Rangeview District are described in greater detail in Note 14 to the financial statements in the 2025 Annual Report.

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.3 million, which is unsecured and bears interest based on the prevailing prime rate plus 2% (8.75% at February 28, 2026). The maturity date of the loan is December 31, 2026, at which time it automatically renews through December 31, 2027. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. At February 28, 2026, the balance of the related party notes receivable totaled $0.9 million, which included borrowings of $0.9 million and accrued interest of less than $0.1 million. As of August 31, 2025, the principal and interest on both loan agreements totaled $1.2 million, which included $1.2 million of borrowings and less than $0.1 million of accrued interest. During the three and six months ended February 28, 2026 and 2025, the Company received interest and principal payments totaling $0.4 million and $0.1 million from the Rangeview District.

Additionally, the Company provides funding to the Rangeview District for the Rangeview District’s participation in the “WISE Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in Note 7 to the financial statements included in the 2025 Annual Report. During the three and six months ended February 28, 2026, the Company, through the Rangeview District, received 184 and 250 acre-feet of water, paying $0.4 million and $0.6 million for this water.  During the three and six months ended February 28, 2025, the Company, through the Rangeview District, received no water and 30 acre-feet of water, paying $0.1 million for this water.  The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2026, WISE water was approximately $6.97 per thousand gallons, and such rate will remain in effect through calendar year 2026.

Sky Ranch Community Authority Board

The Sky Ranch CAB and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Note 14 to the financial statements included in the 2025 Annual Report.

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing services to Sky Ranch. The Sky Ranch CAB was formed to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. For the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. To fund these improvements, the Company and the Sky Ranch CAB entered into various funding agreements obligating the Company to advance funds to the Sky Ranch CAB for specified public improvements constructed starting in 2018. All amounts owed under the agreements bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for the first phase and December 31, 2060 for the second phase shall be deemed forever discharged and satisfied in full.  The Company has received cumulative, project-to-date payments of $51.8 million from the Sky Ranch CAB for payments on the note receivable including both principal and interest payments.

As of February 28, 2026, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $55.4 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third party. The Company anticipates providing additional funding of approximately $5.3 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2026 related to Phase 2C, Phase 2D and Phase 2E of the Sky Ranch development.  Payments from Sky Ranch CAB are made based on available cash flow from operations or from proceeds from the issuance of bonds.

In fiscal 2022, through a competitive bidding process, the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2A of the Sky Ranch Master Planned Community. The contracted bid price is $0.4 million, which is being recognized as revenue as the construction of the fence progresses. Through the same process, in fiscal 2024 the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2B of the Sky Ranch Master Planned Community.  The contracted bid price is $0.2 million, which is being recognized as revenue as the construction of the fence progresses.  During the three months ended February 28, 2026 and 2025, the Company recognized $0 and less than $0.1 million of revenue related to these contracts.  During the six months ended February 28, 2026 and 2025, the Company recognized $0 and $0.1 million of revenue related to these contracts.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers. The tables below present the percentage of total revenue for the reported customers for the six months ended February 28, 2026 and 2025. For water and wastewater customers, the Company provides services on behalf of the Rangeview District, whose significant end users include Sky Ranch CAB and two oil and gas operators. The home builders at Sky Ranch account for lot purchase revenue and also for water and wastewater tap fee revenues.

	Six Months Ended
% of Total Revenue Generated From:	February 28, 2026	February 28, 2025
Oakwood	27%	—%
Melody (DR Horton)	16%	12%
Pulte Group	13%	—%
Sky Ranch CAB	10%	9%
Two oil & gas operators	8%	9%
Lennar	6%	17%
KB Home	4%	19%
Challenger	1%	9%

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	February 28, 2026	August 31, 2025
Accrued compensation	$603	$683
Other operating payables	1,175	607
Property taxes	1,069	742
Operating lease obligation, current	7	12
Professional fees	—	500
Rental deposits	78	38
Taxes Payable	—	1,310
Land development costs due to the Sky Ranch CAB	234	415
Due to Rangeview Metropolitan District	35	28
Total accrued and other liabilities	$3,201	$4,335

NOTE 11 – SEGMENT INFORMATION

The Company reports three operating segments which meet segment disclosure requirements, the water and wastewater resource development segment, the land development segment, and the single-family rental segment.

The water and wastewater resource development segment includes providing water and wastewater services to customers. The Company delivers these services by using water rights owned or controlled by the Company and developing, operating, and maintaining infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all activities necessary to develop and sell finished lots, which for the three and six months ended February 28, 2026 and 2025 was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under non-cancelable annual leases.

The tables below present the measure of profit and assets as well as the interest income and expense that the CODM uses to assess the performance of the segments for the periods presented:

	Three Months Ended February 28, 2026
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$2,955	$2,064	$150	$—	$5,169

Cost of revenue	1,160	800	42	—	2,002
Depreciation and depletion	383	—	—	—	383
Total cost of revenue	1,543	800	42	—	2,385

Segment profit	$1,412	$1,264	$108	$—	$2,784

Interest income	$—	$—	$—	$906	$906

Interest expense	$36	$—	$106	$—	$142

	Three Months Ended February 28, 2025
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$2,534	$1,343	$118	$—	$3,995

Cost of revenue	639	1,336	25	—	2,000
Depreciation and depletion	468	—	—	—	468
Total cost of revenue	1,107	1,336	25	—	2,468

Segment profit	$1,427	$7	$93	$—	$1,527

Interest income	$—	$—	$—	$539	$539

Interest expense	$38	$—	$67	$4	$109

	Six Months Ended February 28, 2026
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$5,437	$8,586	$281	$—	$14,304

Cost of revenue	1,865	2,517	97	—	4,479
Depreciation and depletion	790	—	—	—	790
Total cost of revenue	2,655	2,517	97	—	5,269

Segment profit	$2,782	$6,069	$184	$—	$9,035

Interest income	$—	$—	$—	$1,855	$1,855

Interest expense	$73	$—	$163	$—	$236

	Six Months Ended February 28, 2025
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$5,391	$4,114	$242	$—	$9,747

Cost of revenue	1,329	2,293	93	—	3,715
Depreciation and depletion	839	—	—	—	839
Total cost of revenue	2,168	2,293	93	—	4,554

Segment profit	$3,223	$1,821	$149	$—	$5,193

Interest income	$—	$—	$—	$1,271	$1,271

Interest expense	$76	$—	$136	$6	$218

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

(In thousands)	February 28, 2026	August 31, 2025
Water and wastewater resource development	$74,227	$69,366
Land development	9,683	11,121
Single-family rental	11,318	5,280
Corporate	71,408	76,512
Total assets	$166,636	$162,279

NOTE 12 – EARNINGS PER SHARE

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended February 28, 2026 and 2025, the Company excluded 389,396 options and 377,040 options, respectively, because their impact was anti-dilutive. For the six months ended February 28, 2026 and 2025, the Company excluded 392,216 and 389,603 options, respectively, because their impact was anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands, except share and per share amounts)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net income	$1,105	$809	$5,670	$4,746

Basic weighted average common shares	24,101,754	24,083,718	24,090,861	24,077,780
Effect of dilutive securities	70,104	112,460	67,284	99,897
Weighted average shares applicable to diluted earnings per share	24,171,858	24,196,178	24,158,145	24,177,677

Earnings per share - basic	$0.05	$0.03	$0.24	$0.20
Earnings per share - diluted	$0.05	$0.03	$0.23	$0.20

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of February 28, 2026, the Company is estimating an annual effective tax rate of approximately 24%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year considering any items requiring discrete recognition.

The effective income tax rate for the three and six months ended February 28, 2026 was impacted by adjustments related to reconciling items between the Company’s books and tax returns.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “we,” “us,” “our” and "Pure Cycle" refer to Pure Cycle Corporation and all entities owned or controlled by Pure Cycle Corporation. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business included in our Annual Report on Form 10-K for the year ended August 31, 2025 (the “2025 Annual Report”) filed with the United States (U.S.) Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Disclosure Regarding Forward-Looking Statements” in this report and Part I, Item 1A. “Risk Factors” in our 2025 Annual Report for further discussion).

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

Recent Developments and Economic Conditions

The housing market stabilized in 2024 as the Federal Reserve shifted from aggressively increasing interest rates in 2023 to a balanced approach that maintained relatively consistent interest rates through the first half of 2025. In the second half of 2025, the Federal Reserve pivoted from primarily combating inflation to supporting labor market stability and economic activity, implementing a series of interest rate reductions that continued through December 2025. Since December, the Federal Reserve has paused its easing cycle and held rates steady at both its January and March 2026 meetings, as policymakers navigate persistent inflation above the Federal Reserve’s target, a softening labor market, heightened geopolitical uncertainty following conflicts in the Middle East, and weak consumer confidence. Although mortgage interest rates declined from their 2024 peaks and the 30-year fixed rate averaged approximately 6.11% as of mid-March 2026, the housing market continues to face significant headwinds. Consumer demand remains constrained by cumulative affordability challenges and heightened economic uncertainty. Furthermore, volatility in the broader macroeconomic environment, driven in part by federal trade policies affecting the cost of imported construction materials and fluctuating consumer confidence, continues to impact builder sentiment and the pace of new home sales. Builder sentiment, as measured by the NAHB/Wells Fargo Housing Market Index, stood at 38 in March 2026, remaining below the breakeven level of 50 for the 23rd consecutive month, with nearly two-thirds of builders continuing to offer sales incentives to attract buyers.

As higher mortgage interest rates, volatile macroeconomic conditions and geopolitical instability have adversely affected the residential real estate market, homebuilders' strategic use of interest rate buydowns and other sales incentives have played a crucial role in driving sales. Despite current interest rates, rising energy costs, increases in the cost of construction materials and economic uncertainty stemming from actual and anticipated U.S. governmental policy changes, we maintain a positive long-term outlook on land development and the housing market based on fundamental factors remaining positive. These include favorable demographics, the lot and housing supply-demand imbalance resulting from a decade-plus of underproduction of new homes in relation to population growth, and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these factors, the current demand for new homes is subject to continued uncertainty due to many factors. The combination of higher mortgage interest rates since early 2022, several years of rising housing prices, elevated inflation, and various other macroeconomic and geopolitical concerns have been moderating housing demand. The Denver metro housing market has reflected these national trends, with median home prices beginning to decline in 2026 and home sales at their lowest levels since the 2008 financial crisis. Although the Federal Reserve has signaled the possibility of additional rate reduction in 2026, we expect moderate to lower demand to continue throughout 2026 given the compounding headwinds of increased energy prices, persistent inflation, and ongoing trade policy and geopolitical uncertainty. Given current conditions, we continue to monitor market dynamics and surrounding community performance and will adjust the timing of additional construction expenditures at Sky Ranch as warranted. We believe our segment pricing (entry level) lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate a cyclical market better than other surrounding and significantly higher priced communities.

Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on the prevailing economic environment, the homebuilding industry, capital, credit and financial market conditions and political and regulatory factors (particularly regarding housing and mortgage loan financing policies and trade policies impacting the cost of construction and building materials). The Federal Reserve’s decision to pause its rate cutting cycle in early 2026, combined with the upwardly revised inflation projections for 2026 and elevated uncertainty regarding the duration and economic impact of the conflict in the Middle East, are expected to be ongoing headwinds for the housing market. Prolonged supply chain disruptions, labor shortages, increased costs as a result of tariffs or other factors and other production-related challenges could extend or delay our construction cycle times and intensify construction-related cost pressures beyond those we experienced in 2025. Consumer confidence has weakened up  to and including March 2026 as households react to military conflict and higher gasoline prices. Higher energy cost disproportionately impacts lower income households, which represents a significant portion of the entry-level buyer demographic we serve.  In addition, consumer demand for our homes and our ability to grow and scale revenue and returns in fiscal 2026 could be materially and negatively affected by the above-described monetary policy impacts, the economic consequences of the Middle East conflicts, rising energy costs, or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. and in the Colorado markets.

Our Business Strategy

For more than 30 years, we have accumulated and continue to accumulate a portfolio of valuable water rights, land interests and single-family rental homes along the Front Range of Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems and wastewater collection and treatment systems that we operate and maintain to serve domestic, commercial, and industrial customers in the eastern Denver metropolitan region. Our primary land asset, known as Sky Ranch, is in one of the most active Master Planned Communities in the Denver metropolitan region along the rapidly developing I-70 corridor, where we are developing lots for residential, commercial, retail, and light industrial uses. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space, all of which will be serviced by our water and wastewater services segment. Additionally, we have retained lots in our Sky Ranch development for our single-family rental business where we contract with national home builders to build the single-family homes we rent, typically under annual lease agreements. With 19 homes currently owned, we continue to evaluate this new line of business, which will include up to 62 rental homes at Sky Ranch by the end of 2026.

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

Revenues for our water operations are dependent on us growing the number of customers we serve. If we are unable to add customers to our systems and sell taps to builders, our revenues could be negatively impacted. We are currently the developer of the Sky Ranch Master Planned Community, which is the main driver of our tap sales. Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and irrigating parks. Conversely, prolonged periods of dry weather could lead to drought restrictions and limited water availability. Despite our substantial water supply, customers may be required to conserve water usage under such drought restrictions, which would negatively impact metered usage revenues. We have addressed some of this vulnerability by instituting minimum customer charges, which are intended to cover fixed costs of operations under all likely weather conditions.  We do not anticipate the need to implement any mandatory watering restrictions in fiscal 2026.

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

We have been developing the Sky Ranch community in phases since 2017. We believe it will take approximately eight to ten more years to fully develop Sky Ranch. In 2017, we began the initial development phase of Sky Ranch when we entered separate contracts with several national home builders, pursuant to which we sold a total of 505 single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities). Since starting, multiple phases of the Sky Ranch development have been completed and revenue and costs have been recognized.

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

In February 2021, we began construction activities in Phase 2A at Sky Ranch, which has 229 residential lots, 10 of which we have retained for use in our single-family rental business. Contracts with three of the four home builders included milestone payments as construction progressed, with the fourth home builder contract making one payment upon the transfer of title to the finished lots. As of February 28, 2026, Phase 2A of the Sky Ranch development is 100% complete, and we have received all $18.4 million of payments related to the sale of the 219 lots in Phase 2A.

In March 2023, we began construction activities in Phase 2B at Sky Ranch, which is platted for 211 residential lots, 17 of which we retained for use in our single-family rental business. Contracts with three of the four home builders in Phase 2B included milestone payments as construction progressed, with the fourth home builder making one payment upon the transfer of title to the finished lots. As of February 28, 2026, Phase 2B of the Sky Ranch development is approximately 98% complete, and we have received all $17.3 million of payments related to the sale of the 211 lots in Phase 2B.

In February 2024, we began construction activities in Phase 2C at Sky Ranch, which is platted for 228 residential lots, 29 of which we have retained for use in our single-family rental business. Contracts with three of the four home builders in Phase 2C include milestone payments as construction progresses, with the fourth home builder having one payment due upon the transfer of title to the finished lots. As of February 28, 2026, Phase 2C of the Sky Ranch development is approximately 91% complete. We have received all $17.3 million in payments related to the sale of the original 228 lots in Phase 2C, and we expect an additional $1 million from selling an additional 11 lots that were previously held for our single-family rental segment.

In December 2024, we began construction activities in Phase 2D at Sky Ranch, which is platted for 204 residential lots, two of which we have retained for use in our single-family rental business. We are contracted with two new home builders in Phase 2D to include milestone payments as construction progresses.  We are contracted with a third home builder having one payment due upon the transfer of title to the finished lots. As of February 28, 2026, Phase 2D of the Sky Ranch development is approximately 78% complete. As of February 28, 2026, we have received $7.6 million, which represents all three milestone payments from one builder and a partial first and partial second milestone payment from a second builder with a milestone payment contract. We expect all remaining milestone payments and finished lot payments for Phase 2D, which total $13.4 million, to be received over the next 12 months.

We recognize revenue earned under contracts with milestone payments over time using the percentage of completion method, which aligns the recognition of revenue with the requisite progress made on construction activities. During the three months ended February 28, 2026 and 2025, due to the construction progress in Phase 2B through 2D, we recognized $1.6 million and $1.1 million, respectively, of lot sales revenue related to construction at Sky Ranch. During the six months ended February 28, 2026 and 2025, due to the construction progress in Phase 2B through 2D, we recognized $7.7 million and $3.5 million, respectively, of lot sales revenue related to construction at Sky Ranch. We have recognized a total of $18.4 million of lot sales revenue since construction began on Phase 2A, $16.9 million of lot sales revenue since construction began on Phase 2B, $15.8 million of lot sales revenue since construction began on Phase 2C and $7.2 million of lot sales revenue since construction began on Phase 2D as of February 28, 2026. We expect to recognize the remaining $2.5 million of revenue from our home builders for Phase 2C over the next six months, and the remaining $13.8 million of revenue from our home builders for Phase 2D before the end of our fiscal 2026, which includes additional lots that were previously held for our single-family rental segment.

We expect to begin construction activities in Phase 2E in fiscal 2026, with the completion of approximately 159 lots in fiscal 2027 but will plan to pace construction to match builder absorption.

In addition to the lot sales described above, from the start of development at Sky Ranch through February 28, 2026, we have received $35.4 million of water and wastewater tap fees from the home builders, which is for all 509 taps sold in Phase 1 (with four being allocated to our single-family rentals), all 229 taps sold in Phase 2A (with 10 being allocated to our single-family rentals), 199 of 211 taps sold in Phase 2B (with 17 allocated to our single-family rentals), 132 of 228 taps sold in Phase 2C (with 29 allocated to our single-family rentals) and 10 of 204 taps sold in Phase 2D. The timing of tap sales is dependent on when home builders request building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types, including duplexes and townhomes. For Phase 2 in total, we estimate water and wastewater tap fees will exceed $19.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During Phase 1 of Sky Ranch, we retained ownership of four residential lots for use in this business. As of February 28, 2026, we have completed 19 single-family homes on these lots which we own, maintain, and have available to lease under one-year lease terms. We expect to expand our single-family rentals in our second development phase of Sky Ranch by building homes on lots we did not sell to our home builder partners, which we will rent out once completed. As of February 28, 2026, we reserved approximately 62 lots in Phase 1 and 2, 19 of which are completed and rented as of February 28, 2026. Additionally, we have reserved 43 lots in Phase 2B, 2C and 2D, which we anticipate completing in fiscal 2026.

We capitalize the costs of the homes and, when applicable, depreciate the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned, and renters are typically under a one-year lease. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

Results of Operations

Executive Summary

For the three months ended February 28, 2026 and 2025, we generated net income of $1.1 million and $0.8 million, respectively. The increase in net income was due to an increase in land development revenue and an increase in water sales to oil and gas operators for drilling purposes in 2026. During the quarter, a mild winter in the Denver area allowed us to capitalize on favorable conditions and advance our lot development schedule at Sky Ranch, which accelerated revenue recognition on a percentage of completion basis during the period.

For the six months ended February 28, 2026 and 2025, we generated net income of $5.7 million and $4.7 million, respectively. The increase was primarily due to an increase in land development revenue. Lot sales revenue is recognized using the percentage of completion method, which is based on progress of construction. Despite increased challenges in the housing market, our land development activities continue to perform well, as we continue construction on Phases 2C and 2D at Sky Ranch.

The tables below present our consolidated results of operations for the three and six months ended February 28, 2026 and 2025.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	February 28, 2026	February 28, 2025	$ Change	% Change
Water and Wastewater
Water and wastewater activities	$1,329	$408	$921	226%
Water and wastewater tap fees	1,626	2,126	(500)	(24)%
Total water and wastewater	2,955	2,534	421	17%
Land development revenue:
Lot sales	1,634	1,136	498	44%
Project management fees	211	116	95	82%
Special facility projects and other	219	91	128	141%
Single-family rental	150	118	32	27%
Total revenue	5,169	3,995	1,174	29%

Water and wastewater development cost of revenue	1,543	1,107	436	39%
Land development cost of revenue	800	1,336	(536)	(40)%
Single-family rental cost of revenue	42	25	17	68%
Total cost of revenue	2,385	2,468	(83)	(3)%

General and administrative expense and depreciation	2,521	2,854	(333)	(12)%
Operating income	263	(1,327)	1,590	120%
Other income, net	1,249	2,403	(1,154)	(48)%
Income taxes	(407)	(267)	140	52%
Net income	$1,105	$809	$296	37%

Basic EPS	$0.05	$0.03	$0.02	67%
Diluted EPS	$0.05	$0.03	$0.02	67%

Water delivered (acre-feet)	272	64	208	325%
Water taps sold	44	52	(8)	(15)%
Wastewater taps sold	38	52	(14)	(27)%

	Six Months Ended
(In thousands, except for water deliveries and taps sold)	February 28, 2026	February 28, 2025	$ Change	% Change
Water and Wastewater
Water and wastewater activities	$2,141	$1,799	$342	19%
Water and wastewater tap fees	3,296	3,592	(296)	(8)%
Total water and wastewater	5,437	5,391	46	1%
Land development revenue
Lot sales	7,658	3,455	4,203	122%
Project management fees	507	369	138	37%
Special facility projects and other	421	290	131	45%
Single-family rental	281	242	39	16%
Total revenue	14,304	9,747	4,557	47%

Water and wastewater resource cost of revenue	2,655	2,168	487	22%
Land development cost of revenue	2,517	2,293	224	10%
Single-family rental cost of revenue	97	93	4	4%
Total cost of revenue	5,269	4,554	715	16%

General and administrative expense and depreciation	4,389	4,801	(412)	(9)%
Operating income	4,646	392	4,254	1,085%
Other income, net	2,896	5,892	(2,996)	(51)%
Income tax expense	(1,872)	(1,538)	334	22%
Net income	$5,670	$4,746	$924	19%

Basic EPS	$0.24	$0.20	$0.04	20%
Diluted EPS	$0.23	$0.20	$0.03	15%

Water delivered (acre-feet)	418	367	51	14%
Water taps sold	95	90	5	6%
Wastewater taps sold	69	87	(18)	(21)%

Three and Six Months Ended February 28, 2026 Results Compared to 2025

For the three and six months ended February 28, 2026, total revenue increased as compared to the same periods in 2025 primarily due to an increase in land development activity. When we transfer title to lots to home builders under contracts where we remain obligated to deliver finished lots, revenue from the sales of such lots is recognized using the percentage of completion method. There was a decrease in water and wastewater tap fee revenue during these periods. Tap fee revenue timing depends on the timing of builders filing for building permits.

For the three months ended February 28, 2026, total cost of revenue decreased compared to the same period in 2025, reflecting improved margins within our land development activities. Gross margins for land development can fluctuate between quarters based on the types of costs incurred and the percentage that is eligible for reimbursement. For the six months ended February 28, 2026, total cost of revenue increased compared to the same period in 2025. This increase was driven by higher revenue but was partially offset by improved margins.

For the three and six months ended February 28, 2026, general and administrative expenses decreased compared to the same periods in 2025, primarily due to a $0.5 million legal expense accrual recorded in 2025 that was subsequently reversed.

For the three and six months ended February 28, 2026, other income decreased as compared to the 2025 periods primarily due to a decline in royalty revenues from our oil and gas mineral interest at Sky Ranch.

For the three and six months ended February 28, 2026, water deliveries increased as compared to the 2025 periods primarily due to an increase in water sales to oil and gas operators.

Water and Wastewater Resource Development Results of Operation

	Three Months Ended
(In thousands, except for water deliveries)	February 28, 2026	February 28, 2025	$ Change	% Change
Metered water usage from:
Municipal water usage	$178	$129	$49	38%
Commercial water usage	1,015	161	854	530%
Wastewater treatment fees	126	93	33	35%
Water and wastewater tap fees	1,626	2,126	(500)	(24)%
Other revenue	10	25	(15)	(60)%
Total segment revenue	2,955	2,534	421	17%

Water service costs	944	402	542	135%
Wastewater service costs	215	226	(11)	(5)%
Depreciation	383	468	(85)	(18)%
Other	1	11	(10)	(91)%
Total expenses	1,543	1,107	436	39%
Segment operating income	$1,412	$1,427	$(15)	(1)%

Water deliveries (acre-feet)
On Site	1	—	1	—%
Export - Commercial	1	—	1	—%
Sky Ranch	46	49	(3)	(6)%
Wild Pointe	12	8	4	50%
O&G operations	212	7	205	2,929%
Total water deliveries	272	64	208	325%

	Six Months Ended
(In thousands, except for water deliveries)	February 28, 2026	February 28, 2025	$ Change	% Change
Metered water usage from:
Municipal water usage	$389	$359	$30	8%
Commercial water usage	1,467	1,175	292	25%
Wastewater treatment fees	239	182	57	31%
Water and wastewater tap fees	3,296	3,592	(296)	(8)%
Other revenue	46	83	(37)	(45)%
Total segment revenue	5,437	5,391	46	1%

Water service cost	1,432	885	547	62%
Wastewater service cost	419	405	14	3%
Depreciation	790	839	(49)	(6)%
Other	14	39	(25)	(64)%
Total expenses	2,655	2,168	487	22%
Segment operating income	$2,782	$3,223	$(441)	(14)%

Water deliveries (acre-feet)
On Site	8	1	7	700%
Commercial sales - export water and other	5	1	4	400%
Sky Ranch	149	143	6	4%
Wild Pointe	36	38	(2)	(5)%
O&G operations	220	184	36	20%
Total water deliveries	418	367	51	14%

For the three and six months ended February 28, 2026, municipal water usage increased compared to the 2025 periods primarily due to new Sky Ranch customers. Commercial water usage revenue increased for the three and six months ended February 28, 2026 compared to the 2025 periods due to increased water sales to oil and gas operators.

For the three and six months ended February 28, 2026, wastewater treatment fees increased as compared to the 2025 periods primarily due to new Sky Ranch customers.

For the three and six months ended February 28, 2026, water and wastewater tap sales decreased compared to the 2025 periods due to the timing of finished lots at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings.

Land Development Results of Operations

	Three Months Ended
(In thousands)	February 28, 2026	February 28, 2025	$ Change	% Change
Lot sales	$1,634	$1,136	$498	44%
Project management revenue	211	116	95	82
Project management revenue	219	91	128	141
Total revenue	2,064	1,343	721	54%

Land development construction and project management costs	800	1,336	(536)	(40)%

Segment operating income	$1,264	$7	$1,257	17,957%

	Six Months Ended
(In thousands)	February 28, 2026	February 28, 2025	$ Change	% Change
Lot sales	$7,658	$3,455	$4,203	122%
Project management fees	507	369	138	37
Special facility projects and other	421	290	131	45
Total revenue	8,586	4,114	4,472	109%

Land development construction and project management cost	2,517	2,293	224	10%

Segment operating income	$6,069	$1,821	$4,248	233%

For the three and six months ended February 28, 2026, lot sales revenue increased compared to the same periods in 2025, primarily due to the timing of platted lot deliveries. When we transfer title of lots to homebuilders under contracts where we remain obligated to deliver finished lots, revenue from the sales of such lots is recognized using the percentage of completion method. Therefore, revenue will fluctuate due to the number of lots under the percentage of completion accounting method throughout Phase 2, as well as from the pace of development. In 2026, we experienced an unseasonably mild winter, which allowed for increased development activity compared to the 2025 periods.

For the three months ended February 28, 2026, total cost of revenue decreased compared to the same period in 2025, reflecting improved margins. Gross margins can fluctuate between quarters based on the types of costs incurred and the percentage that is eligible for reimbursement. For the six months ended February 28, 2026, total cost of revenue increased compared to the same period in 2025. This increase was driven by higher revenue but was partially offset by improved margins.

Single-Family Rental Results of Operations

In fiscal 2021, we began construction on homes for our single-family rental business. Each home is rented under a one-year non-cancellable lease agreement. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities, including water and wastewater services that are paid to us through the Rangeview District. For the three and six months ended February 28, 2026, rental revenue and cost increased as compared to the 2025 periods due to an increase in the number of rental units. As of February 28, 2026, the Company had a total of 19 units rented or available for rent.

	Three Months Ended
(In thousands)	February 28, 2026	February 28, 2025	$ Change	% Change
Single-family rentals revenue	$150	$118	$32	27%

Single-family rentals cost	42	25	17	68%

Segment operating income	$108	$93	$15	16%

	Six Months Ended
(In thousands)	February 28, 2026	February 28, 2025	$ Change	% Change
Single-family rentals revenue	$281	$242	$39	16%

Single-family rentals cost	97	93	4	4%

Segment operating income	$184	$149	$35	23%

Liquidity, Capital Resources and Financial Position

As of February 28, 2026, our working capital, defined as current assets less current liabilities, was $3.8 million, which included $4.8 million in cash and cash equivalents.  All our cash is maintained at high-credit quality institutions, and we follow a diversified investment approach for our cash and cash equivalents by maintaining such funds with a portfolio of banks in high quality, highly liquid, short-term deposits and investments to mitigate banking concentration risk. We believe that as of February 28, 2026, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. Our expected obligations for the next 12 months are described below.

Sky Ranch Development

Phase 1 of the Sky Ranch development is complete. Development of Phase 2, which began in February 2021, is being done in five subphases, of which Phase 2A and Phase 2B are substantially completed and Phase 2C and Phase 2D are being actively developed as of February 28, 2026.  We expect to begin development work on Phase 2E in fiscal 2026. We estimate total costs to complete the infrastructure (including public improvements) for all 591 lots in the last three subphases of Phase 2 to total $18.7 million. Of this, we anticipate spending up to $7.1 million in the next 12 months, and we anticipate receiving approximately $18.9 million in milestone and finished lot payments from our builder customers. Additionally, we expect to receive tap fee payments from our builder customers over the same period. The amounts we expect to spend and receive in the next 12 months are dependent on the pace of construction in Phase 2C, Phase 2D and Phase 2E. We believe water and wastewater tap fees as well as progress payments from our home builder customers and our existing cash balances will fund our obligations for the next 12 months.

Single-Family Rental Construction Contract

As of February 28, 2026, we had entered into contracts with national homebuilders to construct the remaining 12 rental units in Phase 2B and 27 of the 29 rental units in Phase 2C at Sky Ranch. The contracted construction costs for all 39 units across Phases 2B and 2C will be approximately $12.1 million. Through February 28, 2026, we had incurred $5.0 million of these construction costs, which were self-financed. We anticipate self-financing the majority of the remaining costs for the Phase 2B and 2C rental units in fiscal 2026. Once a unit is completed, we anticipate financing the unit under our SFR Facility Agreement and using the loan proceeds to replenish the cash spent on construction.

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

Summary Cash Flows Table

	Six Months Ended
(In thousands)	February 28, 2026	February 28, 2025	$ Change	% Change
Cash (used) provided by:
Operating activities	$(5,187)	$4,302	$(9,489)	(221)%
Investing activities	(12,649)	(7,203)	(5,446)	(76)%
Financing activities	1,054	(318)	1,372	431%

Net Change in cash	$(16,782)	$(3,219)	$(13,563)	(421)%

For the six months ended February 28, 2026, we used cash as follows:

●	Operating activities used $5.2 million in cash, mainly from normal operations to fund construction activities (including the public improvements) at Sky Ranch and payments to vendors. We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.
●	Investing activities used $12.6 million in cash. This included $6.1 million for progress payments on the construction of single-family rentals and $4.4 million for the development of additional water and wastewater infrastructure, which includes $0.9 million related to the settlement of the Company’s and Rangeview District’s 2020 Water Court application.
●	Financing activities provided $1.1 million of cash from the financing of our completed single-family rentals.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of the financial statements included in our 2025 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three and six months ended February 28, 2026 are the same as those described in our 2025 Annual Report. There have been no changes to our critical accounting policies during the three and six months ended February 28, 2026. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, the President and the Chief Financial Officer each concluded that as of February 28, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Subsequent to the filing of the complaint, CIG suspended its request for injunctive relief, and the parties are negotiating an agreement for maintenance activities for both the Company’s and CIG’s pipelines. The Company continues to defend its rights to construct and operate Rangeview's water pipeline within the easement under the approved parameters. As of the date of this filing, the Company has not recorded an accrual for this matter, as management does not believe a loss is probable or that potential damages, if any, are reasonably estimable.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2022, our Board of Directors approved a stock repurchase program. The program is open-ended and authorizes repurchases of up to an aggregate of 200,000 shares of common stock in the open market. During the quarter ended February 28, 2026, the Company repurchased 11,100 shares of common stock under the repurchase program. The following table summarizes the purchase of our common stock during the quarter ended February 28, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 2025	4,600	10.99	4,600	99,974
January 2026	2,500	10.70	2,500	97,474
February 2026	4,000	10.75	4,000	93,474
Total	11,100	$10.81	11,100	93,474

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended February 28, 2026, no director or Section 16 officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

April 8, 2026