Form 10-Q
period 2026-05-31
PURE CYCLE CORP
filed 2026-07-08
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,097,370 shares of 1/3 of $.01 par value common stock as of July 6, 2026.

PURE CYCLE CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are all statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, such as statements about the development of Sky Ranch, including the timing of delivery of lots, completion of rental units and infrastructure and future home construction, and progress on other projects we pursue; future financial results, including water and wastewater tap sales and revenues, expected receipt of milestone and other payments; and anticipated future economic conditions.  The words "anticipate," "likely," "may," "should," "could," "will," "believe," "estimate," "expect," "plan," "intend," "potential" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause actual results to differ materially. Factors that could cause actual results to differ from projected results include, without limitation, changes in interest rates, inflation, trade policies, tariffs, laws and regulations, and other factors impacting the housing market, home sales and other aspects of our business; uncertainties regarding our ability to continue our development activities as anticipated; the risk factors discussed in Part I, Item 1A of the 2025 Annual Report; and other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the SEC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	May 31, 2026	August 31, 2025
ASSETS:
Current Assets:
Cash and cash equivalents	$8,440	$21,931
Accounts receivable, net	2,486	1,330
Prepaid expenses and other assets	554	1,004
Land under development	4,131	7,388
Total current assets	15,611	31,653
Restricted cash	6,193	6,448
Investment in water and wastewater systems, net	72,272	67,523
Land and mineral rights held for development	5,718	4,168
Single-family rental units	14,565	5,240
Related party notes receivable, including accrued interest, less current portion	59,060	45,002
Other assets	2,559	2,245
Total assets	$175,978	$162,279

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$2,670	$3,518
Accrued and other liabilities	3,307	4,335
Deferred revenue	2,753	3,355
Debt, current portion	1,454	411
Total current liabilities	10,184	11,619
Debt, less current portion	12,669	6,380
Deferred tax liability, net	1,541	1,541
Lease obligations, less current portion	—	1
Total liabilities	24,394	19,541

Series B preferred shares: par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares: par value 1/3 of $.01 per share, 40.0 million authorized; 24,097,370 and 24,066,805 outstanding, respectively	80	80
Additional paid-in capital	175,876	175,448
Accumulated deficit	(24,372)	(32,790)
Total shareholders’ equity	151,584	142,738
	$175,978	$162,279

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share information)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
REVENUES:
Water and Wastewater:
Water and wastewater activities	$2,401	$429	$4,542	$2,228
Water and wastewater tap fees	2,258	1,700	5,554	5,292
Total water and wastewater	4,659	2,129	10,096	7,520
Land Development:
Lot sales	3,006	2,526	10,664	5,981
Project management fees	137	138	644	507
Special facility projects and other	189	216	610	506
Total land development	3,332	2,880	11,918	6,994

Single-family Rentals	231	131	512	373
Total revenues	8,222	5,140	22,526	14,887

COST OF REVENUES:
Water and Wastewater	1,943	1,195	4,598	3,363
Land Development	1,916	648	4,433	2,941
Single-family Rentals	78	40	175	133
Total cost of revenues	3,937	1,883	9,206	6,437

General and administrative expenses	1,940	1,798	5,997	6,295
Depreciation	231	125	563	429
Operating income	2,114	1,334	6,760	1,726

Other income (expense):
Interest income	943	627	2,798	1,898
Interest expense	(157)	(101)	(393)	(319)
Oil and gas royalty income, net	977	1,140	2,236	5,857
Other, net	26	(7)	44	115
Income from operations before income taxes	3,903	2,993	11,445	9,277
Income tax expense	(955)	(737)	(2,827)	(2,275)
Net income	$2,948	$2,256	$8,618	$7,002

Earnings per common share - basic and diluted
Basic	$0.12	$0.09	$0.36	$0.29
Diluted	$0.12	$0.09	$0.36	$0.29
Weighted average common shares outstanding:
Basic	24,103,966	24,076,022	24,095,277	24,077,188
Diluted	24,163,015	24,143,534	24,159,163	24,166,926

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended May 31, 2026
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at February 28, 2026	432,513	$—	24,103,908	$80	$175,859	$(27,241)	$148,698
Stock options exercised	—	—	962	—	—	—	—
Share-based compensation	—	—	—	—	17	—	17
Repurchases of common stock	—	—	(7,500)	—	—	(79)	(79)
Net income	—	—	—	—	—	2,948	2,948
Balance at May 31, 2026	432,513	$—	24,097,370	$80	$175,876	$(24,372)	$151,584

	Three Months Ended May 31, 2025
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at February 28, 2025	432,513	$—	24,076,305	$80	$175,390	$(41,058)	$134,412
Share-based compensation	—	—	—	—	29	—	29
Repurchases of common stock	—	—	(2,000)	—	—	(22)	(22)
Net income	—	—	—	—	—	2,256	2,256
Balance at May 31, 2025	432,513	$—	24,074,305	$80	$175,419	$(38,824)	$136,675

	Nine Months Ended May 31, 2026
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2025	432,513	$—	24,066,805	$80	$175,448	$(32,790)	$142,738
Restricted stock grants	—	—	3,800	—	11	—	11
Stock options exercised	—	—	16,794	—	40	—	40
Stock granted for services	—	—	28,571	—	325	—	325
Share-based compensation	—	—	—	—	52	—	52
Repurchases of common stock	—	—	(18,600)	—	—	(200)	(200)
Net income	—	—	—	—	—	8,618	8,618
Balance at May 31, 2026	432,513	$—	24,097,370	$80	$175,876	$(24,372)	$151,584

	Nine Months Ended May 31, 2025
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2024	432,513	$—	24,063,894	$80	$175,125	$(45,503)	$129,702
Restricted stock grants	—	—	9,200	—	21	—	21
Stock options exercised	—	—	13,815	—	—	—	—
Stock granted for services	—	—	15,396	—	180	—	180
Share-based compensation	—	—	—	—	93	—	93
Repurchases of common stock	—	—	(28,000)	—	—	(323)	(323)
Net income	—	—	—	—	—	7,002	7,002
Balance at May 31, 2025	432,513	$—	24,074,305	$80	$175,419	$(38,824)	$136,675

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	May 31, 2026	May 31, 2025
Cash flows from operating activities:
Net income	$8,618	$7,002
Adjustments to reconcile net income to net cash used by operating activities:
Trade accounts receivable	(1,156)	141
Depreciation and depletion	1,747	1,677
Share-based compensation expense	428	294
Net activity on note receivable - related party, other	289	(1)
Net activity on note receivable - related party, reimbursable public improvements	(9,669)	(1,773)
Other assets and liabilities	45	(166)
Prepaid expenses	450	(251)
Accounts payable and accrued liabilities	(1,025)	213
Taxes payable / receivable	(843)	(2,075)
Deferred revenue	(602)	(1,187)
Net cash (used in) provided by operating activities	(1,718)	3,874
Cash flows from investing activities:
Net purchase of property and equipment	(527)	(282)
Future land development activity	(2,973)	(1,206)
Single-family rentals activity	(9,844)	(59)
Water and wastewater infrastructure activity	(5,816)	(6,878)
Net cash used in investing activities	(19,160)	(8,425)
Cash flows from financing activities:
Proceeds from notes payable	7,806	—
Payments on notes payable	(474)	(27)
Repurchases of common stock	(200)	(323)
Net cash provided by (used in) financing activities	7,132	(350)
Net change in cash, cash equivalents and restricted cash	(13,746)	(4,901)
Cash, cash equivalents and restricted cash – beginning of period	28,379	25,358
Cash, cash equivalents and restricted cash – end of period	$14,633	$20,457
Cash and cash equivalents	$8,440	$14,392
Restricted cash	6,193	6,065
Total cash, cash equivalents and restricted cash	$14,633	$20,457

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,670	$4,351
Cash paid for interest	$393	$309
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$147	$494
Change in fixed assets included in accounts payable and accrued liabilities	$632	$90
Issuance of stock for compensation	$336	$201

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

May 31, 2026

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (the “Company” or “Pure Cycle”) and include all adjustments that are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and nine months ended May 31, 2026 and 2025. The August 31, 2025 balance sheet was derived from the Company’s audited consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). Upon adoption of this ASU, the Company has disclosed significant segment expenses, the title and position of the Chief Operating Decision Maker (“CODM”), and an explanation of how the reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions. Effective August 31, 2025, the Company adopted the provisions of this ASU on a retrospective basis. See Note 11.

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

The Company made changes in the presentation of “Revenues” and “Cost of revenues” categories within the Consolidated Statements of Income. As a result, changes within the Consolidated Statements of Income for the three and nine months ended May 31, 2025 were made to conform to the current period presentation. The changes had no impact on gross margins or net income.

Changes to the Consolidated Statement of Cash Flows for the nine months ended May 31, 2025 were made to align with new categories on the Consolidated Balance Sheet.  All prior period amounts have been reclassified to conform to the current presentation.

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

The related party notes receivable is comprised of two separate notes, one from the Rangeview Metropolitan District and one from the Sky Ranch CAB. The following table summarizes the balances associated with the note receivable related party:

(In thousands)	May 31, 2026	August 31, 2025
Sky Ranch CAB reimbursable public improvements and project management fees	$58,182	$43,835
Rangeview Metro District note receivable	878	1,167
Related party notes receivable, including accrued interest	$59,060	$45,002

The note from the Sky Ranch CAB reflects the balances owed to the Company for public improvements paid for by Pure Cycle that are reimbursable from the Sky Ranch CAB and include project management fees related to the Company’s management of the construction of the public improvements and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community (“Sky Ranch”). Pure Cycle has advanced funds to the Sky Ranch CAB for the cost of constructing certain public improvements at Sky Ranch, which are the ultimate responsibility of the Sky Ranch CAB. During the three and nine months ended May 31, 2026, Pure Cycle spent $2.2 million and $12.1 million, respectively, on public improvements, which were certified by a third-party engineer and are reimbursable by the Sky Ranch CAB to the Company and were therefore added to the note receivable from the Sky Ranch CAB. Additionally, for the three and nine months ended May 31, 2026, project management fees of $0.1 million and $0.6 million and interest income on the outstanding note receivable of $0.8 million and $2.3 million, respectively, were also added to the note receivable. During the three and nine months ended May 31, 2026, the Sky Ranch CAB paid Pure Cycle $0.4 million and $0.7 million, respectively, pursuant to the note. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

During the three and nine months ended May 31, 2025, Pure Cycle spent $2.9 million and $9.4 million, respectively, on public improvements, which were certified by a third-party engineer and are reimbursable by the Sky Ranch CAB to the Company and were therefore added to the note receivable from the Sky Ranch CAB. Additionally, for the three and nine months ended May 31, 2025, project management fees of $0.1 million and $0.5 million and interest income on the outstanding note receivable of $0.4 million and $1.2 million, respectively, were also added to the note receivable. During the three and nine months ended May 31, 2025, the Sky Ranch CAB paid Pure Cycle $0.8 million and $11.4 million, respectively, pursuant to the note. Pursuant to the agreements with the Sky Ranch CAB, any payments received are initially applied to interest.

The following table summarizes the activity and balances associated with the note receivable from the Sky Ranch CAB:

	Three Months Ended
(In thousands)	May 31, 2026	May 31, 2025
Beginning balance	$55,429	$38,005
Additions	3,153	3,395
Payments received	(400)	(800)
Ending balance	$58,182	$40,600

	Nine Months Ended
(In thousands)	May 31, 2026	May 31, 2025
Beginning balance	$43,835	$40,964
Additions	15,047	11,058
Payments received	(700)	(11,422)
Ending balance	$58,182	$40,600

The note receivable from the Sky Ranch CAB accrues interest at 6% per annum. Public improvements that do not qualify for reimbursement at the time of being incurred are considered contract fulfillment costs related to the delivery of lots to the Company’s homebuilder customers and are recorded as land development construction costs as incurred. If public improvement costs are deemed qualified for reimbursement, the costs are recognized as notes receivable - related party. The Company assesses the collectability of the note receivable from the Sky Ranch CAB, which includes reimbursable public improvements, project management fees and the related interest income, at each reporting period. The Sky Ranch CAB has an obligation to repay the Company, but the ability of the Sky Ranch CAB to do so before the contractual termination dates is dependent upon the establishment of a tax base or other fee generating activities sufficient to fund reimbursable costs incurred.

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

The following describes significant components of revenue for the three and nine months ended May 31, 2026 and 2025.

Water and wastewater tap fees – During the three months ended May 31, 2026 and 2025, the Company sold a total of 66 and 40 water taps, respectively, generating $1.9 million and $1.4 million in tap fee revenues, respectively. During the three months ended May 31, 2026 and 2025, the Company sold a total of 48 and 40 wastewater taps, respectively, generating $0.4 million and $0.3 million in tap fee revenues, respectively. During the nine months ended May 31, 2026 and 2025, the Company sold a total of 161 and 130 water taps, respectively, generating $4.6 million and $4.3 million in tap fee revenues, respectively. During the nine months ended May 31, 2026 and 2025, the Company sold a total of 117 and 127 wastewater taps, respectively, generating $1.0 million and $1.0 million in tap fee revenues, respectively. The water taps were all sold at Sky Ranch and Wild Pointe, and the wastewater taps were all sold at Sky Ranch.

Water and wastewater activities – During the three months ended May 31, 2026 and 2025, the Company sold a total of 631 and 76 acre-feet of water, respectively, generating $2.4 million and $0.4 million in metered water and wastewater treatment fees revenue, respectively. During the nine months ended May 31, 2026 and 2025, the Company sold a total of 1,050 and 443 acre-feet of water, respectively, generating $4.5 million and $2.2 million in metered water and wastewater treatment fees revenue, respectively. The Company provides water and wastewater services to customers and charges monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure, and certain usage revenues are subject to royalties as described in the 2025 Annual Report. Historically, the Company’s largest customers for water are industrial users, mainly oil and gas companies using water in drilling and hydraulic fracking processes.

Lot sales – For the three months ended May 31, 2026 and 2025, the Company recognized $3.0 million and $2.5 million of lot sales revenue, respectively, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. For the nine months ended May 31, 2026 and 2025, the Company recognized $10.7 million and $6.0 million of lot sales revenue, respectively, which was recognized using the percent-of-completion method for the Company’s land development activities at the Sky Ranch Master Planned Community. As of May 31, 2026, the first development phase (509 lots) is complete and the second development phase (1,031 lots) is being developed in five subphases, referred to as Phase 2A (229 lots), Phase 2B (211 lots), Phase 2C (228 lots), Phase 2D (204 lots) and Phase 2E (159 lots). These numbers include lots reserved for the Company’s single-family home rental business. As of May 31, 2026, Phase 2A is 100% complete, Phase 2B is approximately 99% complete, Phase 2C is approximately 95% complete, Phase 2D is approximately 84% complete, and Phase 2E development has begun. The Company will begin recognizing revenue for Phase 2E under the percent-of-completion method once its first customer contract is executed. Phases 2B and 2C are substantially complete with some landscaping and warranty items remaining. Phase 2D is expected to be completed in fiscal 2026, and Phase 2E is expected to be completed in fiscal 2027.

Project management fees – During the three months ended May 31, 2026 and 2025, the Company recognized $0.1 million and $0.1 million of project management revenue. During the nine months ended May 31, 2026 and 2025, the Company recognized $0.6 million and $0.5 million, respectively, of project management revenue. Project management fees are recognized from the Sky Ranch CAB, a related party, for managing the Sky Ranch development project.

Single-family rental revenue

As of May 31, 2026, the Company has 38 single-family homes, paired homes or townhomes rented and one additional home available for sale. Pure Cycle generally rents its single-family properties under non-cancelable one-year lease agreements. For the three months ended May 31, 2026 and 2025, the Company recognized $0.2 million and $0.1 million of rental property revenues, respectively. For the nine months ended May 31, 2026 and 2025, the Company recognized $0.5 million and $0.4 million of rental property revenues, respectively.

Pure Cycle completed 20 additional single-family detached homes and 25 additional single-family detached homes or townhomes in the three and nine months ended May 31, 2026, respectively. As of May 31, 2026, the Company has contracts for the construction of 23 of the 33 additional rental homes planned in Phases 2C and 2D, the majority of which the Company believes will be available for rent in calendar 2026. When combined with the 38 units already built and rented, these 33 additional homes will bring the total number of single-family rental homes to 71. Following completion of the remaining rental homes planned in Phase 2C and 2D, the Company intends to evaluate the economics of the segment to determine the pace of future expansion of its rental portfolio.

Special facility projects and other revenue

The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance services. The revenue for both types of services are invoiced and recognized as special facility projects revenue. For the three months ended May 31, 2026 and 2025, the Company recognized $0.2 million and $0.2 million, respectively, of special facility projects revenue. For the nine months ended May 31, 2026 and 2025, the Company recognized $0.6 million and $0.5 million, respectively, of revenue in this category. The Company recognizes special facility projects and other revenue from work performed for the Sky Ranch CAB, a related party.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Three Months Ended May 31, 2026
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at February 28, 2026	$-	$2,815	$2,815
Revenue recognized	(11)	(3,564)	(3,575)
Revenue deferred	13	3,500	3,513
Balance at May 31, 2026	$2	$2,751	$2,753

	Three Months Ended May 31, 2025
	Water and Wastewater Resource Development	Land Development	Total
Balance at February 28, 2025	$—	$2,048	$2,048
Revenue recognized	(11)	(3,540)	(3,551)
Revenue deferred	13	2,476	2,489
Balance at May 31, 2025	$2	$984	$986

	Nine Months Ended May 31, 2026
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2025	$—	$3,355	$3,355
Revenue recognized	(34)	(11,021)	(11,055)
Revenue deferred	36	10,417	10,453
Balance at May 31, 2026	$2	$2,751	$2,753

	Nine Months Ended May 31, 2025
(In thousands)	Water and Wastewater Resource Development	Land Development	Total
Balance at August 31, 2024	$—	$2,173	$2,173
Revenue recognized	(11)	(6,027)	(6,038)
Revenue deferred	13	4,838	4,851
Balance at May 31, 2025	$2	$984	$986

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

As of May 31, 2026 and August 31, 2025, the Company had no assets or liabilities measured at fair value on a recurring basis. As of May 31, 2026 and August 31, 2025, the Company had one Level 3 asset (notes receivable – related party), evaluated at fair value on a nonrecurring basis, for which the Company did not record any impairment charges.

There were no transfers between Level 1, 2 or 3 categories during the three and nine months ended May 31, 2026 and 2025.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the financial statements in the 2025 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	May 31, 2026		August 31, 2025
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water supply	$17,569	$(22)	$16,273	$(21)
Sky Ranch water rights and other costs	7,690	(1,779)	7,690	(1,689)
Fairgrounds water and water system	2,900	(1,745)	2,900	(1,679)
Rangeview water system	34,831	(6,719)	31,421	(5,903)
Water supply – Other	1,300	(1,177)	1,300	(1,147)
Wild Pointe service rights	1,632	(1,513)	1,632	(1,475)
Sky Ranch pipeline	5,740	(1,701)	5,740	(1,558)
Lost Creek water supply	10,846	—	10,836	—
Construction in progress - water and water systems	4,420	—	3,203	—
Totals	86,928	(14,656)	80,995	(13,472)
Net investments in water and water systems	$72,272		$67,523

During the nine months ended May 31, 2026, the Company’s Rangeview water supply increased $1.3 million of which $0.9 million related to the settlement of the Company’s and Rangeview District’s 2020 Water Court application. The settlement included the adjudication of 1,635 acre feet of water from the Box Elder Creek Alluvial aquifer along with other water right improvements. Increases in construction in progress and Rangeview water system primarily related to additions the Company made to the water and wastewater system within the Sky Ranch community to support future land development.

Single-Family Rental Homes

As of May 31, 2026, the Company has 38 single-family homes, paired homes or townhomes rented and one additional home available for sale. Pure Cycle completed 20 additional single-family detached homes and 25 additional single-family detached homes or townhomes in the three and nine months ended May 31, 2026, respectively. As of May 31, 2026, the Company has contracts for the construction of 23 of the 33 additional rental homes planned in Phases 2C and 2D, the majority of which the Company believes will be available for rent in calendar 2026. When combined with the 38 units already built, these 33 additional homes will bring the total number of single-family rental homes to 71. Following completion of the remaining rental homes planned in Phase 2C and 2D, the Company intends to evaluate the economics of the segment to determine the pace of future expansion of its rental portfolio.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

As of May 31, 2026, the outstanding principal and deferred financing costs of the Company’s loans are as follows:

(In thousands)	May 31, 2026
SFR Notes	$3,857
SFR Facility Agreement	7,690
Lost Creek Note	2,663
Working Capital Line of Credit	-
Total outstanding principal	14,210
Deferred financing costs	(87)
Less current maturities, net of current deferred financing costs	(1,454)
Debt, less current portion	$12,669

As of May 31, 2026, the scheduled maturities (i.e., principal payments) of the Company’s loans are as follows:

(In thousands)	Scheduled principal payments
Within 1 year	$1,478
Year 2	448
Year 3	3,277
Year 4	452
Year 5	7,466
Thereafter	1,089
Total principal payments	14,210
Deferred financing costs	(87)
Total principal payments, net	$14,123

SFR Note 1

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, issued a Promissory Note (“SFR Note 1”) to its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR Note 1 has the following terms:

●	Initial principal amount of $1.0 million
●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5%, which has a floor of 3.75% and a ceiling of 4.25% (4.25% as of May 31, 2026). In the event of default, the interest rate on the SFR Note 1 would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Fifty-three monthly principal and interest payments beginning on July 1, 2022 in the amount of $4,600 each and increased to $5,000 each on November 1, 2024
●	Estimated final principal and interest balloon payment of $0.9 million payable on December 1, 2026
●	Secured by three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements (which the Company satisfied as of August 31, 2025), calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

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

Lost Creek Note

On June 28, 2022, the Company entered into a loan agreement with its primary bank to fund the acquisition of 370 acre-feet of water rights the Company acquired on June 27, 2022, in the Lost Creek Designated Groundwater Basin area of Colorado (the “Lost Creek Note”). The Lost Creek Note has an original principal balance of $3.0 million, a ten-year maturity, monthly interest only payments averaging $12,000 per month for 36 months (which began on July 28, 2022), 24 monthly principal and interest payments of $42,000 beginning on July 28, 2025, 59 monthly principal and interest payments of $32,000 beginning on July 28, 2027, and a balloon payment of less than $0.8 million plus unpaid and accrued interest due on June 28, 2032. The Lost Creek Note has a 30 year amortization period and a fixed per annum interest rate equal to 4.90%. The Lost Creek Note is secured by the Lost Creek Water rights acquired with the note and any fees derived from the use of the Lost Creek Water rights. The Lost Creek Note does not contain any financial covenants.

SFR Facility Agreement

On September 29, 2025, Pure Cycle, as guarantor, and PCY Holdings, LLC and PCYO Home Rentals, LLC, each a wholly owned subsidiary of the Company, as borrowers, entered into a debt Facility Agreement (as amended in February 2026, “Facility Agreement” or “SFR Facility Agreement”) with a new banking partner.  The Facility Agreement provides up to $10 million to finance new single-family rental homes. Under the Facility Agreement the Company guarantees payment and performance by its subsidiaries of obligations due under the Facility Agreement and related lending documents, which are secured by the single-family homes financed under the Facility Agreement. The Facility Agreement allows the Company and its subsidiaries the flexibility to close on multiple single-family rental homes over a short period of time with a variable per annum interest rate equal to the Western Edition of the Wall Street Journal as Prime Rate, with a floor of 4.55%.  Under the Facility Agreement the Company and its subsidiaries have the option to consolidate multiple single-family rental homes into term loans, which would bear interest at a rate per annum equal to the then current five-year US Constant Maturity Treasury rate plus a margin of 2.75% at the time of conversion. The term loan will be amortized over 25 years with a five year balloon payment. The Facility Agreement contains financial covenants requiring the Company to maintain a minimum Tangible Net Worth of $75 million, minimum liquidity of $5 million, and a minimum Debt Service Coverage Ratio (as each term is defined in the Facility Agreement) of 1.00 to 1.00 for PCYO Home Rentals, LLC, and 1.30 to 1.00 for the Company. As of May 31, 2026, the Company was in compliance with all covenants and requirements.  As of May 31, 2026, the Company has drawn $7.7 million in term loans with a fixed per annum interest rate ranging from 6.34% to 7.02%.  The term loans have fixed monthly principal and interest payments of approximately $53,500 and a balloon payment of $7.1 million due between October 2030 and May 2031.

Working Capital Line of Credit

On February 18, 2026, the SFR Facility Agreement was amended to add the Company as a direct borrower instead of as a guarantor and to include an additional $10 million in lending capacity in the form of an operating line of credit (the “Working Capital LOC”). The Working Capital LOC has a three-year maturity, monthly interest-only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate (6.75% as of May 31, 2026), with a floor of 4.50%. In the event of default, the interest rate on the Working Capital LOC would be increased by an additional 5.0%. The Working Capital LOC has the same financial covenants as the SFR Facility Agreement. As of May 31, 2026, the Company has not drawn on the Working Capital LOC.

Letters of Credit

At May 31, 2026, the Company had 15 Irrevocable Letters of Credit (“LOCs”) outstanding. The LOCs guarantee the Company’s performance related to certain construction projects at Sky Ranch relating to the delivery of finished lots and as collateral for payment obligations outlined in the construction contract for certain single-family rental homes in Phase 2C. The Company has the intent and ability to perform on the contracts, after which the LOCs will expire at various dates from June 2026 through May 2027. As of May 31, 2026, the LOCs totaled $6.8 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank or secured by available capacity under the Working Capital LOC. LOCs issued under the Company’s Working Capital LOC have a 1.25% annual fee.

NOTE 7 – EMPLOYEE STOCK PLANS

The Company reserved 2.0 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2024 Equity Incentive Plan (the “2024 Equity Plan”). As of May 31, 2026, there were 1,956,631 shares available for grant under the 2024 Equity Plan. Prior to the effective date of the 2024 Equity Plan, the Company granted options and stock awards to eligible participants under its 2014 Equity Plan (the “2014 Equity Plan”), which expired on April 12, 2024.

The following table summarizes the combined stock option activity for the 2014 Equity Plan and 2024 Equity Plan for the periods noted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2025	489,500	$9.52	3.8	$616
Granted	30,000	10.75
Exercised	(62,000)	9.26
Forfeited / Expired	—	—
Outstanding at May 31, 2026	457,500	9.64	3.5	605
Options exercisable at May 31, 2026	427,500	$9.56	3.1	$605

Outstanding at August 31, 2024	524,500	$9.42	4.7	$877
Granted	—	—
Net settlement exercised	(35,000)	7.89
Forfeited / Expired	—	—
Outstanding at May 31, 2025	489,500	$9.52	4.0	$769

During the three months ended May 31, 2026, the Company issued 962 shares pursuant to the exercise of stock options. These options were net settled, meaning that, the optionee did not pay cash for the options exercised but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise, with 1,038 options being cancelled as a result of the net settlements.  During the nine months ended May 31, 2026, the Company issued 10,000 shares pursuant to the exercise of stock options for cash and net settlement exercises resulted in 6,794 shares being issued and 45,206 options being cancelled in settlement of the shares issued. During the nine months ended May 31, 2025, the Company issued 13,815 shares pursuant to the net settlement of stock options, with 21,185 options being cancelled as a result of the net settlements.

The following table summarizes the activity and value of non-vested options under the 2014 Equity Plan and 2024 Equity Plan for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2025	17,000	$3.93
Granted	30,000	4.59
Vested	(17,000)	3.93
Forfeited / Expired	—	—
Non-vested options outstanding at May 31, 2026	30,000	$4.59

Non-vested options outstanding at August 31, 2024	59,000	$4.45
Granted	—	—
Vested	(42,000)	4.66
Forfeited	—	—
Non-vested options outstanding at May 31, 2025	17,000	$3.93

All non-vested options are expected to vest.

On January 14, 2026, the Company’s seven non-employee Board members were each granted 2,653 shares of common stock not subject to vesting requirements. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company’s common stock on the date of grant at $11.31. There is no vesting requirement for the unrestricted common stock grants.

On September 17, 2025, the Company issued four employees a total of 5,000 shares of restricted stock. These shares vested 20% at the September 17, 2025 grant date, and 20% will vest on each anniversary of the grant date for four years subject to continued employment. On September 17, 2025, the Company also issued an employee 10,000 unrestricted shares of common stock. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.  On November 20, 2025, the Company issued an employee stock options to purchase 30,000 shares of common stock with a grant-date fair value of $4.59 per share, a three-year vesting term and a ten year expiration date.

On September 18, 2024, the Company issued five employees a total of 8,000 shares of restricted stock. These shares vested 20% at the September 18, 2024 grant date, and 20% will vest on each anniversary of the grant date for four years subject to continued employment. On September 18, 2024, the Company also issued an employee 1,200 shares of restricted stock.  One third of these shares vested at the September 18, 2024 grant date, and the remaining shares will vest in one-third increments on each anniversary of the grant date for two years subject to continued employment. The shares are eligible to vote and participate in any dividend or stock splits approved by the Company.

For the three and nine months ended May 31, 2026, the Company recognized less than $0.1 million and $0.4 million, respectively, of stock-based compensation expense. For the three and nine months ended May 31, 2025, the Company recognized less than $0.1 million and $0.3 million, respectively, of stock-based compensation expense.

At May 31, 2026, the Company had unrecognized compensation expenses totaling $0.2 million relating to non-vested options and restricted stock that are expected to vest. The weighted-average period over which these options and shares of restricted stock are expected to vest is approximately two years.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Rangeview Metropolitan District

The Rangeview District and the Company’s agreements with the Rangeview District are described in greater detail in Note 14 to the financial statements in the 2025 Annual Report.

The Rangeview District and the Company have entered into two loan agreements. In 1995, the Company extended a loan to the Rangeview District for borrowings of up to $0.3 million, which is unsecured and bears interest based on the prevailing prime rate plus 2% (8.75% at May 31, 2026). The maturity date of the loan is December 31, 2026, at which time it automatically renews through December 31, 2027. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement among the Rangeview District, the Company, and the State Board of Land Commissioners remains in effect. At May 31, 2026, the balance of the related party notes receivable totaled $0.9 million, which included borrowings of $0.9 million and accrued interest of less than $0.1 million. As of August 31, 2025, the principal and interest on both loan agreements totaled $1.2 million, which included $1.2 million of borrowings and less than $0.1 million of accrued interest. During the three months ended May 31, 2026 and 2025, the Company did not receive interest and principal payments from the Rangeview District. During the nine months ended May 31, 2026 and 2025, the Company received interest and principal payments totaling $0.4 million and $0.1 million, respectively, from the Rangeview District.

Additionally, the Company provides funding to the Rangeview District for the Rangeview District’s participation in the “WISE Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in Note 7 to the financial statements included in the 2025 Annual Report. During the three and nine months ended May 31, 2026, the Company, through the Rangeview District, received 345 and 595 acre-feet of water, paying $0.8 million and $1.4 million, respectively, for this water.  During the three and nine months ended May 31, 2025, the Company, through the Rangeview District, received 28 and 58 acre-feet of water, paying $0.1 million and $0.2 million for this water, respectively. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2026, WISE water was approximately $6.97 per thousand gallons, and such rate will remain in effect through calendar year 2026.

Sky Ranch Community Authority Board

The Sky Ranch CAB and the Company’s agreements with the Sky Ranch CAB are described in greater detail in Note 14 to the financial statements included in the 2025 Annual Report.

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing services to Sky Ranch. The Sky Ranch CAB was formed to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. For the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. To fund these improvements, the Company and the Sky Ranch CAB entered into various funding agreements obligating the Company to advance funds to the Sky Ranch CAB for the construction of specified public improvements starting in 2018. All amounts owed under the agreements bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for the first phase and December 31, 2060 for the second phase shall be deemed forever discharged and satisfied in full.  The Company has received cumulative, project-to-date payments of $52.2 million from the Sky Ranch CAB for payments on the note receivable including both principal and interest payments.

As of May 31, 2026, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest and net of reimbursements from the Sky Ranch CAB, total $58.2 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third party. The Company anticipates providing additional funding of approximately $2.7 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2026 related to Phase 2C, Phase 2D and Phase 2E of the Sky Ranch development.  Payments from Sky Ranch CAB are made based on available cash flow from operations or from proceeds from the issuance of bonds.

In fiscal 2022, through a competitive bidding process, the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2A of the Sky Ranch Master Planned Community. The contracted bid price is $0.4 million, which is being recognized as revenue as the construction of the fence progresses. Through the same process, in fiscal 2024 the Sky Ranch CAB awarded the Company a contract to construct fencing around Phase 2B of the Sky Ranch Master Planned Community.  The contracted bid price is $0.2 million, which is being recognized as revenue as the construction of the fence progresses.  During the three months ended May 31, 2026 and 2025, the Company recognized $0 million of revenue related to these contracts.  During the nine months ended May 31, 2026 and 2025, the Company recognized $0 and $0.1 million of revenue, respectively, related to these contracts.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers. The tables below present the percentage of total revenue for the reported customers for the nine months ended May 31, 2026 and 2025. For water and wastewater customers, the Company provides services on behalf of the Rangeview District, whose significant end users include Sky Ranch CAB and two oil and gas operators. The homebuilders at Sky Ranch account for lot purchase revenue and also for water and wastewater tap fee revenues.

	Nine Months Ended
% of Total Revenue Generated From:	May 31, 2026	May 31, 2025
Oakwood	26%	—%
Melody (DR Horton)	17%	12%
Two oil & gas operators	13%	6%
Pulte Group	12%	—%
Sky Ranch CAB	9%	8%
Lennar	5%	21%
KB Home	4%	20%
Challenger	1%	7%

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	May 31, 2026	August 31, 2025
Accrued compensation	$901	$683
Other operating payables	1,185	607
Property taxes	367	742
Operating lease obligation, current	4	12
Professional fees	25	500
Rental deposits	129	38
Taxes Payable	467	1,310
Land development costs due to the Sky Ranch CAB	229	415
Due to Rangeview Metropolitan District	—	28
Total accrued and other liabilities	$3,307	$4,335

NOTE 11 – SEGMENT INFORMATION

The Company reports three operating segments which meet segment disclosure requirements, the water and wastewater resource development segment, the land development segment, and the single-family rental segment.

The water and wastewater resource development segment includes providing water and wastewater services to customers. The Company delivers these services by using water rights owned or controlled by the Company and developing, operating, and maintaining infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all activities necessary to develop and sell finished lots, which for the three and nine months ended May 31, 2026 and 2025 was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under non-cancelable annual leases.

The tables below present the measure of profit and assets as well as the interest income and expense that the CODM uses to assess the performance of the segments for the periods presented:

	Three Months Ended May 31, 2026
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$4,659	$3,332	$231	$—	$8,222

Cost of revenue	1,549	1,916	78	—	3,543
Depreciation and depletion	394	—	—	—	394
Total cost of revenue	1,943	1,916	78	—	3,937

Segment profit	$2,716	$1,416	$153	$—	$4,285

Interest income	$—	$—	$—	$943	$943

Interest expense	$33	$—	$119	$5	$157

	Three Months Ended May 31, 2025
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$2,129	$2,880	$131	$—	$5,140

Cost of revenue	786	648	40	—	1,474
Depreciation and depletion	409	—	—	—	409
Total cost of revenue	1,195	648	40	—	1,883

Segment profit	$934	$2,232	$91	$—	$3,257

Interest income	$—	$—	$—	$627	$627

Interest expense	$37	$—	$67	$(3)	$101

	Nine Months Ended May 31, 2026
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$10,096	$11,918	$512	$—	$22,526

Cost of revenue	3,414	4,433	175	—	8,022
Depreciation and depletion	1,184	—	—	—	1,184
Total cost of revenue	4,598	4,433	175	—	9,206

Segment profit	$5,498	$7,485	$337	$—	$13,320

Interest income	$—	$—	$—	$2,798	$2,798

Interest expense	$106	$—	$282	$5	$393

	Nine Months Ended May 31, 2025
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Corporate	Total
Total revenue	$7,520	$6,994	$373	$—	$14,887

Cost of revenue	2,115	2,941	133	—	5,189
Depreciation and depletion	1,248	—	—	—	1,248
Total cost of revenue	3,363	2,941	133	—	6,437

Segment profit	$4,157	$4,053	$240	$—	$8,450

Interest income	$—	$—	$—	$1,898	$1,898

Interest expense	$113	$—	$205	$1	$319

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

(In thousands)	May 31, 2026	August 31, 2025
Water and wastewater resource development	$75,414	$69,366
Land development	8,327	11,121
Single-family rental	14,688	5,280
Corporate	77,549	76,512
Total assets	$175,978	$162,279

NOTE 12 – EARNINGS PER SHARE

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended May 31, 2026 and 2025, the Company excluded 398,451 options and 421,988 options, respectively, because their impact was anti-dilutive. For the nine months ended May 31, 2026 and 2025, the Company excluded 393,614 and 399,762 options, respectively, because their impact was anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share amounts)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net income	$2,948	$2,256	$8,618	$7,002

Basic weighted average common shares	24,103,966	24,076,022	24,095,277	24,077,188
Effect of dilutive securities	59,049	67,512	63,886	89,738
Weighted average shares applicable to diluted earnings per share	24,163,015	24,143,534	24,159,163	24,166,926

Earnings per share - basic	$0.12	$0.09	$0.36	$0.29
Earnings per share - diluted	$0.12	$0.09	$0.36	$0.29

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of May 31, 2026, the Company is estimating an annual effective tax rate of approximately 24%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility in the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year considering any items requiring discrete recognition.

The effective income tax rate for the three and nine months ended May 31, 2026 was impacted by adjustments related to reconciling items between the Company’s books and tax returns.

NOTE 14 – SUBSEQUENT EVENTS

On June 15, 2026, the Company and certain of its subsidiaries entered into a Second Amendment to the SFR Facility Agreement that increased the lending capacity available to finance new single-family rental homes from $10 million to $20 million and extended the period during which that capacity may be drawn to May 29, 2028. Advances may continue to be converted into term loans that amortize over 25 years with a five-year balloon payment. The amendment removed the minimum Debt Service Coverage Ratio covenant applicable to PCYO Home Rentals, LLC; the Company's remaining financial covenants and the $10 million Working Capital LOC were unchanged, bringing total lending capacity under the SFR Facility Agreement to $30 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “we,” “us,” “our” and "Pure Cycle" refer to Pure Cycle Corporation and all entities owned or controlled by Pure Cycle Corporation. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business included in our Annual Report on Form 10-K for the year ended August 31, 2025 (the “2025 Annual Report”) filed with the United States (U.S.) Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Forward-Looking Statements” in this report and Part I, Item 1A. “Risk Factors” in our 2025 Annual Report for further discussion).

We are a diversified water and wastewater service provider, land developer, and home rental company. We provide wholesale water and wastewater services in the Denver, Colorado area, develop land we own into master planned communities, and develop single-family homes for rent. Each of our businesses, providing water and wastewater services, land development and single-family home rentals, generates attractive recurring monthly income.

Recent Developments and Economic Conditions

The housing market stabilized in 2024 as the Federal Reserve shifted from aggressively increasing interest rates in 2023 to a balanced approach that maintained relatively consistent interest rates through the first half of 2025. In the second half of 2025, the Federal Reserve pivoted from primarily combating inflation to supporting labor market stability and economic activity, implementing a series of interest rate reductions that continued through December 2025. Since December 2025, the Federal Reserve has paused its easing cycle and held rates steady at its January, March, April and June 2026 meetings, leaving the target range for the federal funds rate at 3.50% to 3.75%, as policymakers navigate inflation that has reaccelerated to its highest level since 2023 and remains above the Federal Reserve's target, a labor market that has shown signs of softening, heightened geopolitical uncertainty arising from the military conflict between the United States and Iran, and weak consumer confidence. Although mortgage interest rates remain below their 2024 peaks, they have risen from their early 2026 lows as the energy price shock has pushed inflation higher, and the 30-year fixed rate averaged approximately 6.52% as of mid-June 2026. The housing market continues to face significant headwinds. Consumer demand remains constrained by cumulative affordability challenges, elevated energy costs and heightened economic uncertainty. Furthermore, volatility in the broader macroeconomic environment, driven in part by the military conflict between the United States and Iran, federal trade policies affecting the cost of imported construction materials, and fluctuating consumer confidence, continues to impact builder sentiment and the pace of new home sales. Builder sentiment, as measured by the NAHB/Wells Fargo Housing Market Index, stood at 35 in June 2026, remaining below the breakeven level of 50 for the 26th consecutive month, with approximately 62% of builders continuing to offer sales incentives to attract buyers.

As higher mortgage interest rates, volatile macroeconomic conditions and geopolitical instability have adversely affected the residential real estate market, homebuilders' strategic use of interest rate buydowns and other sales incentives have continued to play a crucial role in driving sales. Despite current interest rates, elevated energy costs, increases in the cost of construction materials and economic uncertainty stemming from actual and anticipated U.S. governmental policy changes, we maintain a positive long-term outlook on land development and the housing market based on fundamental factors remaining positive. These include favorable demographics, the lot and housing supply vs demand imbalance resulting from a decade of underproduction of new homes in relation to population growth, and low resale home inventory. While we remain confident in the long-term growth prospects for the industry given these factors, the current demand for new homes is subject to continued uncertainty due to many factors. The combination of higher mortgage interest rates since early 2022, several years of rising housing prices, renewed inflation, and various other macroeconomic and geopolitical concerns have been moderating housing demand. The Denver metro housing market has reflected these national trends. After home sales fell to their lowest levels since the 2008 financial crisis in early 2026, the spring selling season showed signs of stabilization, with median home prices remaining approximately flat to modestly higher on a sequential basis and sales activity improving from earlier in the year, even as new listings declined and the supply of homes available for sale tightened. Although the Federal Reserve's participants had projected one rate reduction for 2026 as recently as March, the Summary of Economic Projections released following the June 2026 meeting removed that projected reduction, and nine of the eighteen participants who submitted projections instead projected at least one increase in the federal funds rate before the end of 2026, with six projecting two 25 basis point increases. Those participants also raised their median projection for year end 2026 inflation, as measured by the personal consumption expenditures price index, to 3.6% from 2.7% in March, while lowering their projection for real GDP growth.

The timing and likelihood of any future rate reductions have accordingly become less certain, and we expect moderate demand to continue throughout 2026 given the compounding headwinds of elevated energy prices, persistent inflation, and ongoing trade policy and geopolitical uncertainty. Given current conditions, we continue to monitor market dynamics and surrounding community performance and will adjust the timing of additional construction expenditures at Sky Ranch as warranted. We believe our segment pricing (entry level) lots and the low inventory of entry level housing in the Denver market will help Sky Ranch navigate a cyclical market better than other surrounding and significantly higher priced communities.

Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on the prevailing economic environment, the state of the homebuilding industry, capital, credit and financial market conditions and political and regulatory factors (particularly regarding housing and mortgage loan financing policies and trade policies impacting the cost of construction and building materials). The Federal Reserve's decision to pause its rate cutting cycle, the reacceleration of inflation to its highest level since 2023, the leadership transition at the Federal Reserve, and elevated uncertainty regarding the duration and economic impact of the military conflict between the United States and Iran are expected to be ongoing headwinds for the housing market. Although energy prices have retreated from their heights surrounding the United States and Iran conflict, they remain elevated relative to pre-conflict levels, and the durability of the agreement to end the conflict and the timing and extent of any normalization in global energy markets remain uncertain. Prolonged supply chain disruptions, labor shortages, increased costs as a result of tariffs (including tariffs of up to 50% on steel, aluminum and copper and additional duties on softwood lumber, gypsum and other building products) or other factors and other production related challenges could extend or delay our construction cycle times and intensify construction-related cost pressures beyond those we experienced in 2025 and 2026. Consumer confidence weakened materially during the period, with the University of Michigan Index of Consumer Sentiment falling to a record low in May 2026 before recovering modestly in June, as households reacted to the military conflict and higher gasoline prices. Higher energy costs disproportionately impact lower income households, which represents a significant portion of the entry level buyer demographic we serve. In addition, consumer demand for our homes and our ability to grow and scale revenue and returns in fiscal 2026 could be materially and negatively affected by the above described monetary policy impacts, the economic consequences of the military conflict between the United States and Iran, rising energy costs, or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. and in the Colorado markets.

Our Business Strategy

For more than 30 years, we have accumulated and continue to accumulate a portfolio of valuable water rights, land interests and single-family rental homes along the Front Range of Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems and wastewater collection and treatment systems that we operate and maintain to serve domestic, commercial, and industrial customers in the eastern Denver metropolitan region. Our primary land asset, known as Sky Ranch, is in one of the most active Master Planned Communities in the Denver metropolitan region along the rapidly developing I-70 corridor, where we are developing lots for residential, commercial, retail, and light industrial uses. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space, all of which will be serviced by our water and wastewater services segment. Additionally, we have retained lots in our Sky Ranch development for our single-family rental business where we contract with national homebuilders to build the single-family homes we rent, typically under annual lease agreements. With 39 homes currently owned, we continue to evaluate this new line of business, which will include up to 71 rental homes at Sky Ranch by the end of 2026.

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

Revenues for our water operations are dependent on us growing the number of customers we serve. If we are unable to add customers to our systems and sell taps to builders, our revenues could be negatively impacted. We are currently the developer of the Sky Ranch Master Planned Community, which is the main driver of our tap sales. Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and irrigating parks. Conversely, prolonged periods of dry weather could lead to drought restrictions and limited water availability. Despite our substantial water supply, customers may be required to conserve water usage under such drought restrictions, which would negatively impact metered usage revenues. The Rangeview District and Elbert 86 District have addressed some of this vulnerability by instituting minimum customer charges, which are intended to cover fixed costs of operations under all likely weather conditions. Neither district anticipates the need to implement any mandatory watering restrictions in fiscal 2026.

Land Development

Our Land Development segment is primarily focused on developing the Sky Ranch Master Planned Community located along the booming I-70 corridor. We develop and sell residential, commercial, retail, and light industrial lots. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, and schools. Additionally, Sky Ranch is zoned to include over two million square feet of retail, commercial, and light industrial space, which is the equivalent of approximately 1,800 residential units, meaning the Sky Ranch community at build-out will include a total of roughly 5,000 residential and equivalent units. Our land development activities include the design, permitting, and construction of all the horizontal infrastructure, including storm water, drainage, roads, curbs, sidewalks, parks, open space, trails, and other infrastructure to deliver “ready to build” finished lots to homebuilders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our homebuilder customers under specific agreements for the delivery of finished lots. Additionally, pursuant to certain agreements with the Sky Ranch CAB and its related metropolitan districts, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails, and other amenities, the costs of which are reimbursed to us by the Sky Ranch CAB through funds generated from property taxes, fees or the issuance of municipal bonds.

Our land development activities provide a strategic complement to our water and wastewater activities because a significant component of any master planned community is providing high quality domestic water, irrigation water, and wastewater services to the community. Having control over the land and the water and wastewater services enables us to build infrastructure for potable water and irrigation distribution, wastewater and storm water collection, roads, parks, open spaces, and other investments efficiently and to manage delivery of these investments to match take-down commitments from our homebuilder customers without significant excess capacity in any of these investments.

We have been developing the Sky Ranch community in phases since 2017. We believe it will take approximately eight to ten more years to fully develop Sky Ranch. In 2017, we began the initial development phase of Sky Ranch by entering into contracts with several national homebuilders, to deliver finished building permit ready lots. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities). Since then, multiple phases of the Sky Ranch development have been completed and revenue and costs have been recognized.

During our fiscal 2021, we began construction on the second development phase at Sky Ranch, which has grown to include approximately 1,000 lots developed in five sub-phases (referred to as Phases 2A, 2B, 2C, 2D and 2E). Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 53% increase in our average lot prices in Phase 2. For example, we increased our sales price for a 45 foot lot from an average of $75,000 to $115,000. The timing of cash flows includes certain milestone deliveries such as the completion of governmental approvals for final plats, installation of wet utilities, and final completion of lot deliveries.

As of May 31, 2026, Phase 2A of the Sky Ranch development is 100% complete, and we have received all $18.4 million of payments related to the sale of the 219 lots in Phase 2A. Phase 2B of the Sky Ranch development is approximately 99% complete, and we have received all $17.3 million of payments related to the sale of the 211 lots in Phase 2B. Phase 2C of the Sky Ranch development is approximately 95% complete. We have received all $17.3 million in payments related to the sale of the original 228 lots in Phase 2C, and we expect an additional $0.5 million from selling an additional five lots that were previously held for our single-family rental segment.

As of May 31, 2026, Phase 2D of the Sky Ranch development is approximately 84% complete. As of that date, we have received $11.1 million, representing all three milestone payments due from our two builders with milestone payment contracts. We expect to receive an additional $9.7 million over the next nine months, consisting of all finished-lot payments for Phase 2D and proceeds from the sale of additional lots previously held for our single-family rental segment.

We recognize revenue earned under contracts with milestone payments over time using the percentage-of-completion method, which aligns revenue recognition with the progress made on construction activities. During the three months ended May 31, 2026 and 2025, due to construction progress in Phases 2B through 2D, we recognized $3.0 million and $2.5 million, respectively, of lot sales revenue related to construction at Sky Ranch. During the nine months ended May 31, 2026 and 2025, due to construction progress in Phases 2B through 2D, we recognized $10.7 million and $6.0 million, respectively, of lot sales revenue related to construction at Sky Ranch. As of May 31, 2026, we have recognized cumulative lot sales revenue of $18.4 million for Phase 2A, $17.0 million for Phase 2B, $16.5 million for Phase 2C, and $9.3 million for Phase 2D. We expect to recognize the remaining $0.8 million of revenue for Phase 2C over the next three months and the remaining $11.7 million of revenue for Phase 2D before the end of fiscal 2026, except for revenue from the sale of additional lots previously held for our single-family rental segment, which may take additional time to recognize as our builders work through their current inventories.

We began construction activities in Phase 2E in fiscal 2026 and expect to complete approximately 159 lots in fiscal 2027, although we plan to pace construction to match builder absorption. As of May 31, 2026, we have not recognized any revenue related to Phase 2E and will begin recognizing revenue under the percentage-of-completion method once our first customer contract is executed.

In addition to the lot sales described above, from the start of development at Sky Ranch through May 31, 2026, we have received $37.6 million of water and wastewater tap fees from the homebuilders, which is for all 509 taps sold in Phase 1 (with four being allocated to our single-family rentals), all 229 taps sold in Phase 2A (with 10 being allocated to our single-family rentals), 199 of 211 taps sold in Phase 2B (with 17 allocated to our single-family rentals), 170 of 228 taps sold in Phase 2C (with 29 allocated to our single-family rentals) and 24 of 204 taps sold in Phase 2D ( with two allocated to our single-family rentals). The timing of tap sales is dependent on when homebuilders request building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types, including duplexes and townhomes. For Phase 2, we estimate that the additional water and wastewater tap fees will exceed $19.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we refer to as our single-family rental business. During Phase 1 of Sky Ranch, we retained ownership of four residential lots for use in this business. As of May 31, 2026, we have completed 39 single-family homes on lots, 38 of which we own, maintain, and have rented under one-year lease terms. We expect to expand our single-family rentals in our second development phase of Sky Ranch by building homes on lots we did not sell to our homebuilder partners, which we intend to rent out once completed. As of May 31, 2026, we reserved approximately 71 lots in Phase 1 and 2. This includes 38 homes that are completed and rented and 33 lots in Phase 2C and 2D that are reserved for rental home, the majority of which are anticipated to be available for rent in calendar 2026. In addition, we own one house listed for sale as of May 31, 2026.

We capitalize the costs of the homes and, when applicable, depreciate the costs over periods not exceeding 30 years. Lease income is recorded monthly as earned, and renters are typically under a one-year lease. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

Results of Operations

Executive Summary

For the three months ended May 31, 2026 and 2025, we generated net income of $2.9 million and $2.3 million, respectively. The increase in net income was due to an increase in water sales to oil and gas operators for drilling purposes in 2026. Despite increased challenges in the housing market, our land development activities continue to perform well, and we continued construction on Phases 2C and 2D at Sky Ranch during the quarter.

For the nine months ended May 31, 2026 and 2025, we generated net income of $8.6 million and $7.0 million, respectively. The increase was primarily due to an increase in land development revenue and an increase in water sales to oil and gas operators for drilling purposes in 2026. Lot sales revenue is recognized using the percentage-of-completion method, which is based on progress of construction. During the period, a mild winter in the Denver area allowed us to capitalize on favorable conditions and advance our lot development schedule at Sky Ranch, which accelerated revenue recognition on a percentage-of-completion basis during the period.

The tables below present our consolidated results of operations for the three and nine months ended May 31, 2026 and 2025.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	May 31, 2026	May 31, 2025	$ Change	% Change
Water and Wastewater:
Water and wastewater activities	$2,401	$429	$1,972	460%
Water and wastewater tap fees	2,258	1,700	558	33%
Total water and wastewater	4,659	2,129	2,530	119%
Land Development:
Lot sales	3,006	2,526	480	19%
Project management fees	137	138	(1)	(1)%
Special facility projects and other	189	216	(27)	(13)%
Single-family Rentals	231	131	100	76%
Total revenue	8,222	5,140	3,082	60%

Water and Wastewater	1,943	1,195	748	63%
Land Development	1,916	648	1,268	196%
Single-family Rentals	78	40	38	95%
Total cost of revenue	3,937	1,883	2,054	109%

General and administrative expense and depreciation	2,171	1,923	248	13%
Operating income	2,114	1,334	780	58%
Other income, net	1,789	1,659	130	8%
Income taxes	(955)	(737)	218	30%
Net income	$2,948	$2,256	$692	31%

Basic EPS	$0.12	$0.09	$0.03	33%
Diluted EPS	$0.12	$0.09	$0.03	33%

Water delivered (acre-feet)	631	76	555	730%
Water taps sold	66	40	26	65%
Wastewater taps sold	48	40	8	20%

	Nine Months Ended
(In thousands, except for water deliveries and taps sold)	May 31, 2026	May 31, 2025	$ Change	% Change
Water and Wastewater:
Water and wastewater activities	$4,542	$2,228	$2,314	104%
Water and wastewater tap fees	5,554	5,292	262	5%
Total water and wastewater	10,096	7,520	2,576	34%
Land Development:
Lot sales	10,664	5,981	4,683	78%
Project management fees	644	507	137	27%
Special facility projects and other	610	506	104	21%
Single-family Rentals	512	373	139	37%
Total revenue	22,526	14,887	7,639	51%

Water and Wastewater	4,598	3,363	1,235	37%
Land Development	4,433	2,941	1,492	51%
Single-family Rentals	175	133	42	32%
Total cost of revenue	9,206	6,437	2,769	43%

General and administrative expense and depreciation	6,560	6,724	(164)	(2)%
Operating income	6,760	1,726	5,034	292%
Other income, net	4,685	7,551	(2,866)	(38)%
Income tax expense	(2,827)	(2,275)	552	24%
Net income	$8,618	$7,002	$1,616	23%

Basic EPS	$0.36	$0.29	$0.07	24%
Diluted EPS	$0.36	$0.29	$0.07	24%

Water delivered (acre-feet)	1,050	443	607	137%
Water taps sold	161	130	31	24%
Wastewater taps sold	117	127	(10)	(8)%

Three and Nine Months Ended May 31, 2026 Results Compared to 2025

For the three and nine months ended May 31, 2026, total revenue increased as compared to the same periods in 2025 primarily due to an increase in land development activity and an increase in water sales to oil and gas operators for drilling purposes in 2026. When we transfer title to lots to homebuilders under contracts where we remain obligated to deliver finished lots, revenue from the sales of such lots is recognized using the percentage-of-completion method. There was an increase in water and wastewater tap fee revenue during these periods. Tap fee revenue timing depends on the timing of builders filing for building permits.

For the three and nine months ended May 31, 2026, total cost of revenue increased compared to the same periods in 2025, primarily reflecting higher revenue. The increase was partially offset by improved margins for the nine month period, while margins declined for the three month period. Gross margins for land development can fluctuate from quarter to quarter based on the types of costs incurred and the percentage of those costs eligible for reimbursement.

For the three months ended May 31, 2026, general and administrative expenses increased slightly compared to the same period in 2025 due to normal inflationary increases in operating expenses. For the nine months ended May 31, 2026, general and administrative expenses decreased compared to the same periods in 2025, primarily due to a $0.5 million legal expense accrual recorded in 2025 that was subsequently reversed.

For the three months ended May 31, 2026, other income increased as compared to the 2025 period primarily due to higher interest income, which more than offset a decline in royalty revenues from our oil and gas mineral interest at Sky Ranch. For the nine months ended May 31, 2026, other income decreased as compared to the 2025 period primarily due to a decline in royalty revenues from our oil and gas mineral interest at Sky Ranch.

For the three and nine months ended May 31, 2026, water deliveries increased as compared to the 2025 periods primarily due to an increase in water sales to oil and gas operators.

Water and Wastewater Resource Development Results of Operation

	Three Months Ended
(In thousands, except for water deliveries)	May 31, 2026	May 31, 2025	$ Change	% Change
Metered water usage from:
Municipal water usage	$213	$148	$65	44%
Commercial water usage	2,026	149	1,877	1,260%
Wastewater treatment fees	139	102	37	36%
Water and wastewater tap fees	2,258	1,700	558	33%
Other revenue	23	30	(7)	(23)%
Total segment revenue	4,659	2,129	2,530	119%

Water service costs	1,334	533	801	150%
Wastewater service costs	215	237	(22)	(9)%
Depreciation	394	409	(15)	(4)%
Other	—	16	(16)	(100)%
Total expenses	1,943	1,195	748	63%
Segment operating income	$2,716	$934	$1,782	191%

Water deliveries (acre-feet)
On Site	2	—	2	—%
Export - Commercial	10	1	9	900%
Sky Ranch	93	56	37	66%
Wild Pointe	20	17	3	18%
O&G operations	506	2	504	25,200%
Total water deliveries	631	76	555	730%

	Nine Months Ended
(In thousands, except for water deliveries)	May 31, 2026	May 31, 2025	$ Change	% Change
Metered water usage from:
Municipal water usage	$602	$507	$95	19%
Commercial water usage	3,493	1,324	2,169	164%
Wastewater treatment fees	378	284	94	33%
Water and wastewater tap fees	5,554	5,292	262	5%
Other revenue	69	113	(44)	(39)%
Total segment revenue	10,096	7,520	2,576	34%

Water service cost	2,766	1,418	1,348	95%
Wastewater service cost	633	642	(9)	(1)%
Depreciation	1,184	1,248	(64)	(5)%
Other	15	55	(40)	(73)%
Total expenses	4,598	3,363	1,235	37%
Segment operating income	$5,498	$4,157	$1,341	32%

Water deliveries (acre-feet)
On Site	10	1	9	900%
Commercial sales - export water and other	16	2	14	700%
Sky Ranch	242	199	43	22%
Wild Pointe	56	55	1	2%
O&G operations	726	186	540	290%
Total water deliveries	1,050	443	607	137%

For the three and nine months ended May 31, 2026, municipal water usage increased compared to the 2025 periods primarily due to new Sky Ranch customers. Commercial water usage revenue increased for the three and nine months ended May 31, 2026 compared to the 2025 periods due to increased water sales to oil and gas operators.

For the three and nine months ended May 31, 2026, wastewater treatment fees increased as compared to the 2025 periods primarily due to new Sky Ranch customers.

For the three and nine months ended May 31, 2026, water and wastewater tap sales increased compared to the 2025 periods due to the timing of finished lots at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings.

Land Development Results of Operations

	Three Months Ended
(In thousands)	May 31, 2026	May 31, 2025	$ Change	% Change
Lot sales	$3,006	$2,526	$480	19%
Project management revenue	137	138	(1)	(1)
Special facility projects and other	189	216	(27)	(13)
Total revenue	3,332	2,880	452	16%

Land development construction and project management costs	1,916	648	1,268	196%

Segment operating income	$1,416	$2,232	$(816)	(37)%

	Nine Months Ended
(In thousands)	May 31, 2026	May 31, 2025	$ Change	% Change
Lot sales	$10,664	$5,981	$4,683	78%
Project management fees	644	507	137	27
Special facility projects and other	610	506	104	21
Total revenue	11,918	6,994	4,924	70%

Land development construction and project management cost	4,433	2,941	1,492	51%

Segment operating income	$7,485	$4,053	$3,432	85%

For the three and nine months ended May 31, 2026, lot sales revenue increased compared to the same periods in 2025, primarily due to the timing of platted lot deliveries. When we transfer title of lots to homebuilders under contracts where we remain obligated to deliver finished lots, revenue from the sales of such lots is recognized using the percentage-of-completion method. Therefore, revenue will fluctuate due to the number of lots under the percentage of completion accounting method throughout Phase 2, as well as from the pace of development. In 2026, we experienced an unseasonably mild winter, which allowed for increased development activity compared to the corresponding 2025 period.

For the three and nine months ended May 31, 2026, total cost of revenue increased compared to the same periods in 2025, primarily reflecting higher revenue. The increase was partially offset by improved margins for the nine month period, while margins declined for the three month period. Gross margins for land development can fluctuate from quarter to quarter based on the types of costs incurred and the percentage of those costs eligible for reimbursement.

Single-Family Rental Results of Operations

In fiscal 2021, we began construction on homes for our single-family rental business. Each home is rented under a one-year non-cancellable lease agreement. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities, including water and wastewater services that are paid to us through the Rangeview District. For the three and nine months ended May 31, 2026, rental revenue and cost increased as compared to the 2025 periods due to an increase in the number of rental units. As of May 31, 2026, we had a total of 38 units rented and one available for sale.

	Three Months Ended
(In thousands)	May 31, 2026	May 31, 2025	$ Change	% Change
Single-family rentals revenue	$231	$131	$100	76%

Single-family rentals cost	78	40	38	95%

Segment operating income	$153	$91	$62	68%

	Nine Months Ended
(In thousands)	May 31, 2026	May 31, 2025	$ Change	% Change
Single-family rentals revenue	$512	$373	$139	37%

Single-family rentals cost	175	133	42	32%

Segment operating income	$337	$240	$97	40%

Liquidity, Capital Resources and Financial Position

As of May 31, 2026, our working capital, defined as current assets less current liabilities, was $5.4 million, which included $8.4 million in cash and cash equivalents.  All our cash is maintained at high-credit quality institutions, and we follow a diversified investment approach for our cash and cash equivalents by maintaining such funds with a portfolio of banks in high quality, highly liquid, short-term deposits and investments to mitigate banking concentration risk. We believe that as of May 31, 2026, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. Our expected obligations for the next 12 months are described below.

Sky Ranch Development

Phase 1 of the Sky Ranch development is complete. Phase 2, which began in February 2021, is being done in five subphases, of which Phase 2A and Phase 2B are substantially completed and Phase 2C, Phase 2D and Phase 2E are being actively developed as of May 31, 2026. We estimate total costs to complete the infrastructure (including public improvements) for all 591 lots in the last three subphases of Phase 2 to total $15.4 million. Of this, we anticipate spending up to $8.4 million in the next 12 months, and we anticipate receiving approximately $14.8 million in milestone and finished lot payments from our builder customers. Additionally, we expect to receive tap fee payments from our builder customers over the same period. The amounts we expect to spend and receive in the next 12 months are dependent on the pace of construction in Phase 2C, Phase 2D and Phase 2E. We believe water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

Single-Family Rental Construction Contract

As of May 31, 2026, we had entered into contracts with national homebuilders to construct 21 of the remaining 27 rental units in Phase 2C at Sky Ranch and two of the remaining six rental units in Phase 2D at Sky Ranch. The contracted construction costs for all 23 units across Phases 2C and 2D will be approximately $6.8 million. Through May 31, 2026, we had incurred $1.7 million of these construction costs, which were self-financed. We anticipate self-financing the majority of the remaining costs for the Phase 2C and 2D rental units in fiscal 2026. Once a unit is completed, we anticipate financing the unit under our SFR Facility Agreement and using the loan proceeds to replenish the cash spent on construction.

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

Summary Cash Flows Table

	Nine Months Ended
(In thousands)	May 31, 2026	May 31, 2025	$ Change	% Change
Cash (used) provided by:
Operating activities	$(1,718)	$3,874	$(5,592)	(144)%
Investing activities	(19,160)	(8,425)	(10,735)	(127)%
Financing activities	7,132	(350)	7,482	2,138%

Net Change in cash	$(13,746)	$(4,901)	$(8,845)	(180)%

For the nine months ended May 31, 2026, our cash flows were as follows:

●	Operating activities used $1.7 million in cash, primarily to fund construction activities (including public improvements) at Sky Ranch and payments to vendors, partially offset by the collection of progress payments from our homebuilders and water sales to oil and gas operators. We anticipate continuing to spend cash on construction activities at Sky Ranch for the foreseeable future.
●	Investing activities used $19.2 million in cash. This included $9.8 million for the construction of single-family rentals and $5.8 million for the development of additional water and wastewater infrastructure, which included $0.9 million related to the settlement of our and the Rangeview District's 2020 Water Court application. We also invested $3.0 million in future development phases at Sky Ranch.
●	Financing activities provided $7.1 million of cash from borrowings against our completed single-family rentals.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of the financial statements included in our 2025 Annual Report. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three and nine months ended May 31, 2026 are the same as those described in our 2025 Annual Report. There have been no changes to our critical accounting policies during the three and nine months ended May 31, 2026. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, the President and the Chief Financial Officer each concluded that as of May 31, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in the 2025 Annual Report.

Legislation restricting institutional ownership of single-family homes, including the 21st Century ROAD to Housing Act, could reduce demand for single-family rental homes and the value we could realize on future sales of our rental portfolio. On June 23, 2026, Congress passed the 21st Century ROAD to Housing Act (the "Act"), which had not been signed into law as of the date of this report. As written, the Act would restrict large institutional investors, defined as those that own at least 350 single-family homes, from purchasing single-family homes, subject to an exception for "build-to-rent" properties, and would impose annual reporting requirements on those investors. Because this threshold is well above our current and planned single-family rental portfolio, and because we develop our rental homes on a build-to-rent basis, we do not currently expect the Act to restrict our development or rental operations.

Notwithstanding consideration relating to the Act, we have paused further additions to our rental home portfolio beyond what is currently under contract to build as federal policy on institutional ownership continues to evolve. The Act's final scope, thresholds and exceptions (including whether the build-to-rent exception extends to resales of previously constructed homes) remain uncertain, and we will evaluate the segment's returns as well as any disposition options as needed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2022, our Board of Directors approved a stock repurchase program. The program is open-ended and authorizes repurchases of up to an aggregate of 200,000 shares of common stock in the open market. During the quarter ended May 31, 2026, the Company repurchased 7,500 shares of common stock under the repurchase program. The following table summarizes the purchase of our common stock during the quarter ended May 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 2026	7,500	10.65	7,500	85,974
Total	7,500	$10.65	7,500	85,974

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended May 31, 2026, no director or Section 16 officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

July 8, 2026